Form 10-Q
period 2002-10-31
STAR RESOURCES CORP
filed 2002-12-13
CIK 908177

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  October  31,  2002

OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

                        Commission file number:  0-21968

                              STAR RESOURCES CORP.
             (Exact Name of Registrant as Specified in Its Charter)

             BRITISH COLUMBIA                      76-0195574
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                       2000 South Dairy Ashford, Suite 510
                              Houston, Texas  77077
          (Address of Principal Executive Offices, including Zip Code)
                                 (281) 870-9882
              (Registrant's Telephone Number, Including Area Code)

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No___________

Shares  of  Registrant's  Common  Stock  outstanding  as  of  December  6, 2002:
18,471,459





                              STAR RESOURCES CORP.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                            PAGE
PART I.  Financial Information

Item 1.     Financial Statements

     Consolidated Balance Sheets - January 31, 2002
     and October 31, 2002 (Unaudited) . . . . . . . . . . . . . . . . . . .   1

     Interim Consolidated Statements of Operations and Deficit Accumulated
     During the Exploration Stage - Three and Nine Months Ended
     October 31, 2002 and 2001 (Unaudited). . . . . . . . . . . . . . . . .   2

     Interim Consolidated Statements of Cash Flows - Three and Nine Months
     Ended October 31, 2002 and 2001 (Unaudited) . . . . . . . . . . . . . .  3

     Notes to Interim Consolidated Financial Statements (Unaudited) -
     October 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . .   4


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . . .      10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk. . .  12

Item 4.     Controls and Procedures . . . . . . . . . . . . . . . . . . . .  12

PART II.  Other Information.

Item 1.     Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . .  12

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . .  12

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . .  12

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13





                                      STAR RESOURCES CORP.
                               (AN EXPLORATION STAGE ENTERPRISE)

                            CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                          October 31, 2002    January 31, 2002
                                                          ------------------ ------------------
                                                                 (In Canadian Dollars)
ASSETS
Current assets:
   Cash                                                  $         175,209   $         493,305
   Accounts receivable                                              53,744              14,838
                                                         ------------------  ------------------
Total current assets                                               228,953             508,143

Property, plant, and equipment, at cost:
  Mineral properties and deferred expenditures (Note 2)               -              2,942,086
  Diamond sorting and recovery plant                             1,905,873           1,905,873
  Buildings, equipment and other                                   136,831             143,421
  Accumulated depreciation                                      (2,009,985)         (1,995,438)
                                                         ------------------  ------------------
                                                                    32,719           2,995,942
Other assets                                                         9,210              12,289
                                                         ------------------  ------------------
Total assets                                             $         270,882   $       3,516,374
                                                         ==================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities              $          172,258   $         132,086
  Interest payable (Note 3)                                        217,887               -
  Debentures payable (Note 3)                                    1,278,595               -
                                                         ------------------  ------------------
Total current liabilities                                        1,668,740             132,086

Debentures payable (Note 3)                                          -               1,278,595
Interest payable (Note 3)                                            -                 122,604
Commitments and contingencies (Note 6)
Shareholders' equity (deficit):
   Common share capital, no par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 18,471,459
       (14,862,935 at January 31, 2002) (Note 5)                30,878,419          30,108,507
 Deficit accumulated during the exploration stage              (32,276,277)        (28,125,418)
                                                         ------------------  ------------------
Total shareholders' equity (deficit)                            (1,397,858)          1,983,089
Total liabilities and shareholders' equity (deficit)     $         270,882   $       3,516,374
                                                         ==================  ==================
See accompanying notes.







                                                 STAR RESOURCES CORP.
                                           (AN EXPLORATION STAGE ENTERPRISE)
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                                       DURING THE EXPLORATION STAGE (UNAUDITED)


                                                 Three Months Ended October 31,        Nine Months Ended October 31,
                                                   2002               2001               2002              2001
                                             -----------------  -----------------  ----------------  -----------------
                                                                      (In Canadian Dollars)
Revenues:
  Interest income                            $            418   $            850   $         1,181   $          5,898
                                             -----------------  -----------------  ----------------  -----------------
                                                          418                850             1,181              5,898

Expenses:
  General and administrative (Note 7)                 296,535            345,900           882,757          1,445,340
  Finance charges                                        -                 1,725            23,110             40,779
  Interest expense                                     32,228             32,513            95,283             90,663
  Write-down of mineral properties                  3,082,706               -            3,141,726             86,067
  Translation (gains) losses                            4,784              1,292             9,164            (22,581)
                                             -----------------  -----------------  ----------------  -----------------
                                                    3,416,253            381,430         4,152,040          1,640,268
                                             -----------------  -----------------  ----------------  -----------------
Loss before provision for income taxes             (3,415,835)          (380,580)       (4,150,859)        (1,634,370)
Provision for income taxes                               -                  -                 -                  -
                                             -----------------  -----------------  ----------------  -----------------
Net loss                                           (3,415,835)          (380,580)       (4,150,859)        (1,634,370)
Deficit accumulated during the exploration
  stage at the beginning of the period            (28,860,442)       (27,418,544)      (28,125,418)       (26,164,754)
                                             -----------------  -----------------  ----------------  -----------------
Deficit accumulated during the exploration
  stage at end of the period                 $    (32,276,277)  $    (27,799,124)  $   (32,276,277)  $    (27,799,124)
                                             =================  =================  ================  =================

Net loss per common share                    $          (0.20)  $          (0.04)  $         (0.26)  $          (0.18)
                                             =================  =================  ================  =================
Weighted-average common shares
  outstanding                                      17,000,273          9,171,559        15,770,701          9,110,568
 See accompanying notes.





                                                  STAR RESOURCES CORP.
                                            (AN EXPLORATION STAGE ENTERPRISE)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                    Three Months Ended October 31,      Nine Months Ended October 31,
                                               -----------------  -----------------  ----------------  -----------------
                                                     2002               2001               2002              2001
                                               -----------------  -----------------  ----------------  -----------------
                                                                          (In Canadian Dollars)
OPERATING ACTIVITIES
Net loss                                       $     (3,415,835)  $       (380,580)  $    (4,150,859)  $     (1,634,370)
Items not affecting cash:
    Depreciation                                          7,177              9,484            21,900             79,450
    Interest expense                                     32,228             32,227            95,283             90,377
    Write-down of mineral properties                  3,082,706               -            3,141,726             86,067
    Other                                                   989               (351)            3,929               (537)
                                               -----------------  -----------------  ----------------  -----------------
                                                       (292,735)          (339,220)         (888,021)        (1,379,013)
Changes in noncash working capital:
    Accounts receivable                                 (46,907)             2,613           (38,906)           100,364
    Accounts payable and accrued liabilities              2,078            (11,224)           92,672            (15,763)
                                               -----------------  -----------------  ----------------  -----------------
                                                        (44,829)            (8,611)           53,766             84,601
                                               -----------------  -----------------  ----------------  -----------------
Net cash used in operating activities                  (337,564)          (347,831)         (834,255)        (1,294,412)

INVESTING ACTIVITIES
Property acquisition and exploration                   (105,475)              -             (199,640)          (501,877)
Buildings, equipment and other                           (1,613)              -               (1,613)           (44,134)
                                               -----------------  -----------------  ----------------  -----------------
Net cash used in investing activities                  (107,088)              -             (201,253)          (546,011)

FINANCING ACTIVITIES
Proceeds from issuance of convertible
  debentures                                               -                  -                 -               833,595
Proceeds from advances received                            -               306,057              -               306,057
Proceeds from issuance of common shares                 563,955               -              717,412            313,660
                                               -----------------  -----------------  ----------------  -----------------
Net cash provided by financing activities               563,955            306,057           717,412          1,453,312
                                               -----------------  -----------------  ----------------  -----------------
Increase (decrease) in cash and temporary
  cash investments                                      119,303            (41,774)         (318,096)          (387,111)
Cash and temporary cash investments,
  beginning of period                                    55,906            121,240           493,305            466,577
                                               -----------------  -----------------  ----------------  -----------------
Cash and temporary cash investments, end
  of period                                    $        175,209   $         79,466   $       175,209   $         79,466
                                               =================  =================  ================  =================
See accompanying notes.


                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2002

1.  BASIS  OF  OPERATIONS

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. The consolidated financial statements are presented in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by Canadian and United States generally accepted accounting principles for complete financial statements.

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended October 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003.

SIGNIFICANT  ESTIMATES

The nature of the Company's operations result in significant expenditures for the acquisition and exploration of properties. None of the Company's properties have been proven to have economically recoverable reserves or proven reserves at the current stage of exploration. The recoverability of the carrying value of the Company's mineral properties and deferred expenditures is dependent upon a number of factors including the existence of recoverable reserves, the ability of the Company to obtain financing to renew leases and continue exploration and
development  and  the  discovery  of  economically  recoverable  reserves.   As
discussed in Note 2, the Company wrote off all costs capitalized as mineral properties and deferred expenditures based upon exploration results.

Direct acquisitions, evaluation and exploration expenditures are capitalized, reduced by sundry income, to be amortized over the recoverable mineral reserves if a property becomes commercially developed. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written off. Management's assessment of the net realizable value of mineral properties and deferred expenditures requires considerable judgment and estimates which could change significantly in the near term.

All amounts are in Canadian dollars unless noted otherwise. For further information, refer to the consolidated financial statements and footnotes thereto.

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

ARKANSAS  PROPERTIES

Black  Lick  and  Twin  Knobs  II  Properties

On February 5, 1999, the Company entered into an agreement with Potlatch Corporation to purchase the surface rights to approximately 480 acres in Pike County, Arkansas located adjacent to the Company's American Mine Property for a total of approximately $313,000 (U.S.). In December 1999, the Company entered into an agreement with a third party lessor to lease the undersurface rights below the 480 acres described above. The consideration paid for the lease was $50,000 (U.S.), 500,000 shares of the Company and the transfer to the lessor of the surface rights which the Company purchased from Potlatch Corporation as described above. The lease grants the rights to explore, develop and extract diamond bearing material lying below overburden and the upper 50 feet of diamond bearing material on those areas for which the surface rights have been acquired and transferred to the lessor. The primary term of the lease is five years plus two year extensions and will continue so long as there is commercial production. Royalties include 2% of gross sales subject to a minimum of $48,000 (U.S.) per year after the first seven years. The Company has the right to use the surface for plant and other facilities for additional royalties.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2002

2.  Mineral Properties and Deferred Expenditures (continued)

During fiscal 2001, the Company commenced a drilling program to assess these prospects. Core samples totaling 14,374 feet were taken from 40 drilling locations on the Black Lick Property. Definition drilling commenced on the Twin Knobs II Property in the third fiscal quarter of 2001, and core samples totaling 1,211 feet were taken from five drilling locations. An analysis of a total of 238kg of lamproite from three different core samples from the American Mine Property and the Black Lick Property was performed and produced 14 microdiamonds and one macrodiamond. In July 2001 the Company excavated a bulk sample of approximately 10,000 tons on the Black Lick Property, and approximately 2,000 tons of the bulk sample was processed through the Company's diamond sampling plant. Three diamonds with a total carat weight of 0.38 were recovered, which is significantly less than the Company had anticipated.

During fiscal 2003, the Company recovered several microdiamonds from drill core from the Black Lick and American Mine Properties which were processed at the Diamond Recovery Plant. In May 2002 the Company drilled a total of 11 auger holes, each five feet in diameter, on the American Mine, Black Lick and Kimberlite Properties. Most of drilling was not successful as the holes were terminated short of their target depths by hard sandstone blocks, which could not be penetrated by the auger. In the third quarter of fiscal 2003 the Company completed eleven wide diameter holes on the American Mine and Black Lick Properties and bulk sampled approximately 900 tons of material. Bulk sampling revealed no macrodiamonds. In December 2002, based upon the cumulative exploration results obtained on the Arkansas Properties, the Company made the decision to cease exploration efforts in Arkansas. Accordingly, the capitalized costs related to the Black Lick and Twin Knobs II properties totaling $2,512,500 were written off in the third quarter of fiscal 2003.

American  Mine  Property

Pursuant to an agreement dated November 4, 1992, Diamond Exploration, Inc. ("DEI"), a wholly-owned subsidiary of the Company, was granted a permit to explore a mineral property located in Pike County, Arkansas. The Company's Diamond Recovery Plant ("the Plant") is located on this leased property. In November 1996, the Company exercised its option to lease the property for 10 years upon the payment of $125,000 (U.S.). Yearly payments of $25,000 (U.S.) were required for each of the four years after the first year and $40,000 (U.S.) per year for the following five years, plus an additional $7,500 per year for surface rentals related to the Plant. Sampling was resumed on the American Mine property in the first quarter of fiscal 1998. The Company excavated a 100-ton sample during fiscal 1998, and a total of 51 diamonds with a total carat weight of 9.591 were recovered, including two stones greater than one carat. During fiscal 2003 sampling was conducted on this property in conjunction with the sampling performed on the Black Lick Property as discussed above. The lease payment of $47,500, due November 1, 2003, has not been made by the Company. By the terms of the lease, the Company has up to six months to remove all equipment from the American Mine Property after the expiration of the lease or the equipment becomes the property of the lessor. Due to the lease expiration and the exploration results discussed above, the capitalized costs related to the American Mine Property totaling $450,823 were written off in the third quarter of fiscal 2003.

Kimberlite  Mine  Property

In November 1998, the Company executed a lease on certain property in Pike County, Arkansas with a two-year term ending November 14, 2000 by payment of $15,000 (U.S.). The Company extended the lease to November 14, 2002 by payment of an additional $15,000 (U.S.) in November, 2000. The Company allowed this lease to expire in November 2002, and the capitalized costs totaling $84,034 were written off in the third fiscal quarter of 2003.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2002

2.  Mineral Properties and Deferred Expenditures (continued)

Southwest  Properties

In June 1994, the Company acquired from an unrelated company its rights under fifteen mineral leases located in the southwestern region of Arkansas covering approximately 2,000 acres. The original dates of the leases were from May 1992 to August 1992, with terms from 10 to 20 years. In fiscal 2002 and fiscal 2003 the Company elected not to renew selected leases, and, accordingly, write-downs representing all prior acquisition costs totaling $86,067 and $59,020, respectively, were recorded. The capitalized costs related to the remaining active leases totaling $35,349 were written off in the third quarter of fiscal 2003 based upon the Company's decision to cease exploration efforts in Arkansas as discussed above.

Mineral  properties  and  deferred  expenditures  were  as  follows:



                                            BALANCE AT                              BALANCE AT
                                            JANUARY 31,                  IMPAIRED   OCTOBER 31,
                                               2002       ADDITIONS     WRITE-OFFS     2002
Arkansas Properties:
   Southwest Properties
        Acquisition costs                   $   92,103  $    2,266  $   (94,369)  $      -
                                            ----------  ----------  ------------   ----------
                                                92,103       2,266      (94,369)         -
   American Mine Property
        Acquisition costs                      301,649        -        (301,649)         -
        Exploration costs                      134,467      14,707     (149,174)         -
                                            ----------  ----------  ------------   ----------
                                               436,116      14,707     (450,823)         -
   Black Lick and Twin Knobs II Properties
        Acquisition costs                      783,845        -        (783,845)         -
        Exploration costs:
           Consulting                          224,381      53,446     (277,827)         -
           Drilling                            706,298     112,512     (818,810)         -
           Excavation                          547,751           -     (547,751)         -
           Sample processing                    84,267           -      (84,267)         -
                                            ----------  ----------  ------------   ----------
             Total exploration costs         1,562,697     165,958   (1,728,655)         -
                                            ----------  ----------  ------------   ----------
                                             2,346,542     165,958   (2,512,500)         -
   Kimberlite Mine Property:
        Acquisition costs                       67,325           -      (67,325)         -
        Exploration costs                            -      16,709      (16,709)         -
                                            ----------  ----------  ------------   ----------
                                                67,325      16,709      (84,034)         -
                                            ----------  ----------  ------------   ----------
Total acquisition costs                      1,244,922       2,266   (1,247,188)         -
Total exploration costs                      1,697,164     197,374   (1,894,538)         -
                                            ----------  ----------  ------------   ----------

Total costs                                 $2,942,086  $  199,640  $(3,141,726)  $      -
                                            ==========  ==========  ============   ==========

3.  DEBENTURES

In February, 2002, the Company completed the issuance of $1,278,595 principal amount of 10% secured convertible debentures ("the Debentures"). The Debentures are convertible into units at the rate of one unit for each $2.87 principal amount of Debenture until February 16, 2003. Each unit will consist of one common share of the Company and one share purchase warrant with an exercise price of $3.15, exercisable through August 16, 2003.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2002

3.  DEBENTURES  (CONTINUED)

Upon conversion, $97,000 principal amount of 10% Debentures held by a director will be convertible only into common shares of the Company on the basis on one share for each $2.87 principal amount. The conversion and share purchase warrant prices above have been adjusted to reflect the Company's seven for one share consolidation as discussed in Note 5.

Interest at the rate of 10% is payable on conversion or maturity in cash, or at the election of the Company, in common shares valued at the weighted average trading price of the common shares of the Company for the ten trading days preceding the interest payment date. The Debentures are secured by a general security interest in the Company's current and future assets and by the stock of Star U.S., Inc. ("Star"), a wholly-owned subsidiary of the Company, and a wholly-owned subsidiary of Star.

4. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

The consolidated financial statements have been prepared in accordance with Canadian GAAP which differs in some respects from United States GAAP. The material differences in respect to these financial statements between Canadian and United States GAAP, and their effect on the Company's financial statements, are summarized below.

Mineral  Properties  and  Deferred  Expenditures

Under United States GAAP, the preferred method for accounting for evaluation and exploration costs on properties without proven and probable reserves is to expense all costs incurred, other than acquisition costs, prior to the establishment of proven and probable reserves. The effect of the application of this method to the financial statements would be to increase net loss by $494,000 for the nine months ended October 31, 2001 and to decrease mineral properties and deferred expenditures by approximately $1,697,000 January 31, 2002.

Foreign  Currency  Translation

Under United States GAAP, shareholders' equity would reflect a foreign currency translation gain of $150,646 and $256,142 at October 31, 2002 and January 31, 2002, respectively.

5.  SHARE  CAPITAL

On October 15, 2001, the Company received shareholder approval to consolidate the Company's share capital on a one for seven basis and to re-increase the Company's authorized share capital back to 100,000,000 common shares on a post-consolidated basis. Prior to the consolidation the Company had 64,200,916 common shares outstanding and the consolidation reduced that number to 9,171,559. The effective date of the consolidation was November 27, 2001. The Company is listed on the TSX Venture Exchange.

On January 29, 2002, the Company completed a private placement of 5,691,376 units at a price of $0.20 per unit, each unit consisting of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants had an expiration date of January 29, 2003 when issued. The expiry date of the warrants was extended to January 29, 2004 in September 2002. A total of $1,138,275 was received by the Company during fiscal 2002 representing subscriptions for the private placement. Included in that amount was a total of $188,325 representing subscriptions for 941,625 units by three of the Company's directors.

During June 2002, the Company received proceeds of $153,457, representing the exercise by directors and employees of 570,000 common share options with exercise prices from $0.24 to $0.28. On June 28, 2002, the Company issued 570,000 common share options with five-year terms and an exercise price of $0.27 to directors and employees. At the Company's annual meeting held July 23, 2002, shareholders approved an amendment of the 2001 Stock Option Plan (the "Plan") to

                               STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2002

5.  SHARE  CAPITAL  (CONTINUED)

increase the number of shares reserved for issuance under the Plan from 1,142,857 to 3,000,000. On September 26, 2002, the Company issued 575,000 common share options with five-year terms and an exercise price of $0.18 to directors and employees. As of October 31, 2002, the Company has 1,971,429 common stock options outstanding at prices ranging from $0.18 to $0.28.

On September 18, 2002, the Company completed a private placement of 2,819,774 units at a price of $0.20 per unit, each unit consisting of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants have an expiration date of September 18, 2004. A total of $563,955 was received by the Company during fiscal 2003 representing subscriptions for the private placement. Included in that amount was a total of $85,240 representing subscriptions for 426,200 units by three of the Company's directors.

6.  COMMITMENTS  AND  CONTINGENCIES

Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On  May  15,  1998,  a  legal action styled James Cairns and Stewart Jackson vs.
                                            ------------------------------------
Texas Star Resources Corporation d/b/a Diamond Star, Inc. was filed in the 215th
    -----------------------------------------------------
Judicial District Court of Harris County, Texas, Cause No. 9822760 wherein the Plaintiffs allege, among other things, that the Company breached contractual agreements and committed fraud by not timely releasing or causing to be released from an escrow account required by Canadian law certain shares of the Company to which Plaintiffs allege that they were entitled to receive in calendar 1995 and, as a result of the Company's alleged actions with respect to the release of such shares, the Plaintiffs sought monetary damages for losses in share value, attorney's fees, court costs, expenses, interest and exemplary damages. In 1999, the litigation against the Company in Houston, Harris County, Texas, was dismissed by the court with prejudice, leaving only the claims of James M. Cairns, Jr. pending in British Columbia which is generally described below. The legal action in Texas is similar to one filed against the Company in the Supreme Court of British Columbia, Canada, in August 1996 styled Cause No.
C96493;  James  M. Cairns, Jr. vs. Texas Star Resources Corporation.  In January
         ----------------------------------------------------------
1993, the Plaintiffs were issued common stock of the Company in escrow which shares were to be released based on exploration expenditures by the Company on certain of its properties in Arkansas. The escrow requirements were imposed by the Vancouver Stock Exchange. Plaintiffs requested that all of the shares be released in 1995. At that time the Company believed that the release of said shares when requested by the Plaintiffs was inappropriate due to legal requirements and regulatory concerns. The shares were subsequently released to the Plaintiffs. The Company intends to vigorously defend the allegations of the Plaintiffs in the pending litigation in British Columbia and in Texas (if the case is appealed or refiled) and believes it has meritorious defenses to such claims. No procedings in the action in British Columbia have been taken by the Plaintiff since March 30, 2000. However, the Company cannot provide any assurances that it will be successful, in whole or in part, with respect to its defense of the claims of the Plaintiffs. If the Company is not successful, any judgement obtained by Plaintiffs could have a material and adverse effect on its financial condition.


             (This portion of the page is intentionally left blank.)

7.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consisted  of  the  following:


                            Three Months Ended October 31,  Nine Months Ended October 31,
                                2002             2001             2002             2001
                            ------------    ------------    ------------    -------------
Consulting fees             $     23,307    $     38,765    $    131,836    $     109,999
Depreciation expense               7,177           9,484          21,900           79,450
Entertainment                     11,625           8,753          27,987           33,638
Insurance                            880           2,793           6,614           19,701
Office expenses                   14,833          20,339          47,097           77,754
Professional fees                 21,056          21,219          46,591           93,593
Rent                               8,181           8,077          24,599           23,781
Repairs and maintenance           42,205          61,848         125,547          173,859
Salary                           135,456         125,626         358,642          613,894
Shareholder relations              7,151          18,693          26,523           78,667
Travel                            12,778          17,042          39,266          105,250
Utilities                         11,886          13,261          26,155           35,754
                            ------------    ------------    ------------    -------------
  Total                     $    296,535    $    345,900    $    882,757    $   1,445,340
                            ============    ============    ============    =============


             (This portion of the page is intentionally left blank.)

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q under "Part I - Item 1. Financial Information," "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part II - Item 1. Legal Proceedings" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success (or lack thereof) with respect to the Company's exploration and development operations on its properties; the Company's ability to raise capital and the terms thereof; the acquisition of additional properties; changes in business strategy or development plans; future rental revenues; exploration and other property writedowns; the continuity, experience and quality of the Company's management; changes in or failure to comply with government regulations or the lack of government authorization to continue certain projects; the outcome of litigation matters, and other factors referenced from time to time in the Company's filings with the Securities and Exchange Commission. The use in this Form 10-Q of such words as "believes", "plans", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of any of its exploration properties.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
          -----------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

     Results of Operations - For the Three and Nine Month Periods Ended October 31, 2002 and 2001

     All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of December 6, 2002, the exchange rate is $1.00 (Canadian) = $0.6386 (U.S.)

     The Company is in the exploration stage and has no revenues from operations other than rental income related to the Diamond Recovery Plant totaling approximately $1,079,000 from inception. The Company, at this time, does not anticipate any future revenues from its Diamond Recovery Plant. None of its mineral properties have proven to be commercially developable and as a result the Company has not generated any revenue from exploration and development activities. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. During fiscal 2003 the Company recorded write-downs totaling $3,141,726 representing all of the cumulative capitalized costs related to the Arkansas properties as a result of the disappointing results of the Company's diamond exploration program. The Company's present mineral properties and interests consist entirely of diamond exploration properties or prospects in the State of Arkansas. The Company has recorded cumulative write-offs of mineral properties of approximately $15,366,000 during its exploration stage, a period of approximately thirteen years, and cumulative writedowns of property, plant and equipment of approximately $3,615,000.

      Mineral properties and deferred expenditures decreased from $2,942,086 at January 31, 2002 to a zero balance as of October 31, 2002 as a result of the write-off of all acquisition and exploration costs due to the disappointing exploration results as discussed in Note 2 to the Interim Consolidated Financial Statements (Unaudited) above. During the three and nine months ended October 31, 2002, the Company capitalized costs as mineral properties and deferred expenditures totaling $105,475 and $199,640, respectively, related to the exploration program being conducted on the Arkansas Properties. The write-offs recorded during the three and nine month periods ending October 31, 2002 were $3,082,706 and $3,141,726, respectively. As of October 31, 2001 mineral properties and deferred expenditures increased to $2,866,500 from $2,450,690 as of January 31, 2001, primarily as a result of exporation costs related to the Black Lick Property in Arkansas.

     During the first three quarters of fiscal 2003 and 2002, the Company's revenues were comprised entirely of interest income. For the three and nine months ended October 31, 2002, the Company recorded net losses of $3,415,835 and $4,150,859 compared with net losses of $380,580 and $1,634,370 for the same periods last year, respectively. The increases in the net losses are primarily due to the write-offs of mineral properties and deferred expenditures discussed above. General and administrative expenses decreased by $562,583 or 39% for the nine months ended October 31, 2002 as compared to the nine months ended October 31, 2001. The exploration program conducted during fiscal 2002 involved extensive excavation activities, and the Company incurred significant salary costs associated with the supervision of the excavation and the preparation of the Diamond Recovery Plant for the bulk sample test conducted in July, 2002. The sampling work performed in fiscal 2003 consisted of drilling, microdiamond analysis and limited bulk sampling, which required less of a staffing commitment. General and administrative expenses decreased by $49,365 or 14% for the three months ended October 31, 2002 as compared to the same period last year due to the reasons discussed above. The Company anticipates that general and administrative expenses will decrease from their current level during the remaining three months of fiscal 2003 as the Company has suspended its exploration program in Arkansas.

LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of October 31, 2002, the Company had a working capital deficit of $1,439,787 as compared to working capital of $376,057 at January 31, 2002. The decrease in working capital is primarily related to the reclassification of the Debentures and related accrued interest of $1,278,595 and $217,887 respectively, from long-term to current liabilities based upon their maturity date of February 16, 2003. For a description of the Debenture financing and the proceeds therefrom, refer to Note 3 of Notes to Interim Consolidated Financial Statements (Unaudited) which is incorporated in this part by reference.

     At the present time all of the Company's mineral holdings are located in Arkansas. Based upon the poor results of the exploration program in Arkansas, it is unlikely that the Company will pursue additional exploration on its existing properties. The Company's Diamond Recovery Plant is located on the American Mine Property, which was under lease by the Company through October 31, 2002. The lease on the American Mine Property expired on November 1, 2002, and the lease grants the Company six months after the lease expiration date to remove all equipment from the leased premises. The Company intends to either extend the lease or sell the Diamond Recovery Plant to a third party.

     FUTURE  OPERATIONS

     The Company is currently reviewing new properties for acquisition and exploration. The Company does not have sufficient capital to acquire, explore and, if warranted, to develop, additional mineral holdings in the short- or long-term and will require additional capital for exploration and development and to fund general and administrative expenses. The Company has no properties which have proven to be commercially developable and has no revenues from mining operations other than the rentals received from the Diamond Recovery Plant. The Company intends to seek additional equity financing during fiscal 2004 through the potential exercise or conversion of the Debentures, warrants and outstanding options. The inability of the Company to raise funds through the sale of the Diamond Recovery Plant or equity financing will adversely effect the Company's business plan, including its ability to acquire additional properties. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise necessary resources for a number of reasons, including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company's limited and speculative asset base of exploration properties and prospects.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
          -----------------------------------------------------------------

     Not applicable.

ITEM  4.  CONTROLS  AND  PROCEDURES.
          --------------------------

     (a)  Evaluation of disclosure controls and procedures.

               The term "disclosure controls and procedures" (defined in SEC rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's Chairman, who also serves as the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and he concluded that, as of such date, the Company's controls and procedures were effective.

     (b)  Changes in internal controls.

               The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that its books and records accurately reflect its transactions and that established policies and procedures are followed. There were no significant changes to the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to such evaluation.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.
          -------------------

     Except as described in "Part I - Item 1 - Financial Information - Note 6 of Notes to Interim Consolidated Financial Statements (Unaudited)" which description is incorporated in its entirety by this reference into this part, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.
          ------------------------------------------------

     Any issuances or sales of equity securities resulting in cash proceeds to the Company described in "Part 1. Item 2. Liquidity and Capital Resources", were made in reliance on Regulation S and/or Section 4 (2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.
             -----------------------------------

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
          ------------------------------------------------------------

     Not  applicable.

ITEM  5.  OTHER  INFORMATION.
          -------------------

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          --------------------------------------

          (a)  Exhibits.

                   See  Index  of  Exhibits.


          (b)  Reports  on  Form  8-K.

                   None.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STAR RESOURCES CORP.
                                            (Registrant)


Dated:  December  13,  2002          By:   /s/  Mark  E.  Jones,  III
                                           --------------------------
                                             MARK  E.  JONES,  III
                                             Chairman
                                 (and  principal  financial  officer)

                                  CERTIFICATION
                                  -------------
     I,  Mark  E.  Jones,  III,  Chairman of Star Resources Corp., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Star Resources Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  13,  2002

                                        /s/  Mark E. Jones, III
                                      --------------------------

                                             Mark E. Jones, III
                                             Chairman
                                             (and principal financial officer)