Form 10-K
period 2003-01-31
STAR RESOURCES CORP
filed 2003-05-01
CIK 908177

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                ________________

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2003
                        Commission file number:  0-21968

                              STAR RESOURCES CORP.
             (Exact Name of Registrant as Specified in Its Charter)

                                BRITISH COLUMBIA
    (State or Other Jurisdiction of                  76-0195574
     Incorporation or Organization)     (I.R.S. Employer Identification No.)

                       2000 South Dairy Ashford, Suite 510
                              Houston, Texas 77077
          (Address of Principal Executive Offices, including Zip Code)
                                 (281) 870-9882
              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
          TITLE OF EACH CLASS     NAME OF EXCHANGE ON WHICH REGISTERED
          -------------------     ------------------------------------
                 None                            None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                                  COMMON STOCK

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     As of April 15, 2003, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock of the Registrant quoted on the TSX Venture Exchange was $2,469,257 (Canadian). For purposes of calculating this amount, only directors, officers and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates.

Number of shares of Registrant's Common Stock outstanding as of April 15, 2003:
 18,471,459
Documents  incorporated  by  reference:  None.



                              STAR RESOURCES CORP.
                                    FORM 10-K
                                TABLE OF CONTENTS

ITEM                                                                        PAGE
NUMBER                                                                     NUMBER
------                                                                     ------



PART I
Item 1.     Business                                                           1
Item 2.     Properties                                                         3
Item 3.     Legal Proceedings                                                  7
Item 4.     Submission of Matters to a Vote of Security Holders                7



PART II

Item 5.      Market For Registrant's Common Stock and
              Related Stockholder Matters                                      7
Item 6.      Selected Financial Data                                          10
Item 7.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           11
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk       13
Item 8.      Financial Statements and Supplementary Data                      14
Item 9.      Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                            14


PART III

Item 10.      Directors and Executive Officers of the Registrant              14
Item 11.      Executive Compensation                                          15
Item 12.      Security Ownership of Certain Beneficial Owners and Management  17
Item 13.      Certain Relationships and Related Transactions                  18
Item 14.      Controls and Procedures                                         18


PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on 8-K     18





ITEM  1.     BUSINESS
             --------

GENERAL  INFORMATION

     Star Resources Corp. ("the Company") is engaged in the business of exploring for and, if warranted, developing mineral properties and historically has concentrated its efforts on those properties with the potential for the commercial recovery of diamonds. The Company leases interests in properties located in the State of Arkansas in the United States (collectively the "Properties").

     The Company has a wholly owned subsidiary, Star U.S. Inc., a Delaware corporation ("Star"). Star in turn owns 100% of the stock of three corporations, Diamond Exploration, Inc. and Continental Diamonds, Inc., both of which are Arkansas corporations ("DEI" and "CDI", respectively), and Diamond Operations, Inc., a Delaware corporation ("DOI"). All references to the Company herein include its subsidiaries unless otherwise noted. The Company's Consolidated Financial Statements referred to herein also include its subsidiaries. The Company's fiscal year ends January 31.

     The Company's principal office is located at 2000 South Dairy Ashford, Suite 510, Houston, Texas 77077. The Company had two (2) full-time employees at January 31, 2003; however, the Company retains consultants, independent contractors and part-time employees on an as-needed basis in connection with its exploration and development activities.

     The Company was incorporated under the Company Act (British Columbia) on March 12, 1986. The authorized capital of the Company consists of 100,000,000 shares of common stock without par value (the "Common Stock"), of which 18,471,459 shares were issued and outstanding as of April 15, 2003. The Common Stock of the Company ranks equally as to dividends, voting rights and participation in assets and is traded under the symbol "SRS" on the TSX Venture Exchange.

     Unless otherwise stated herein, all monetary amounts are expressed in Canadian dollars. At April 15, 2003, the exchange rate for conversion to United States dollars was $1.00 (Canadian) = U.S. $ 0.6889. Historical exchange rates for the last five years are set forth in Item 6 at page 11.

     The Company is subject to substantial risks with respect to exploration activities and will require additional capital during fiscal 2004 to acquire exploration opportunities, conduct property exploration activities and to fund general and administrative expenses. See "Certain Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OPERATING  HISTORY  AND  DEVELOPMENT

     The Company became a public company in January 1988 when it undertook an initial public offering of its Common Stock in British Columbia, Canada and became listed on the Vancouver Stock Exchange, the predecessor to the TSX Venture Exchange. From inception and prior to 1988 the Company had limited business activities and through 1993 explored and abandoned several mineral properties. During fiscal 1993, the Company elected to pursue prospects with the potential for commercial diamond production.

     The Company completed three acquisitions in fiscal 1993 consistent with its focus on diamond exploration prospects, including acquisitions of the "Arkansas Properties" (defined below). During fiscal 1995 through 2003, the Company completed additional acquisitions in Arkansas and directly managed and funded exploration efforts on certain Arkansas Properties. The Company's existing properties all located in Arkansas are described in "Item 2. Properties." In the fourth quarter of fiscal 2003 the Company decided to cease exploration efforts in Arkansas due to disappointing exploration results. The Company will continue to pursue mineral exploration prospects, particularly gold prospects, on a worldwide basis as opportunities arise, subject to adequate acquisition and exploration funding.

     The Company has no revenues from operations other than rental income from the Company's Diamond Recovery Plant ("the Plant") totaling $1,079,000, which was received during the three fiscal years ended January 31, 1999. In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.).

A GLOSSARY OF CERTAIN TECHNICAL TERMS USED HEREIN AND A GENERAL EXPLANATION OF DIAMOND OCCURRENCES, EXPLORATION AND RECOVERY APPEARS ON PAGES 4-5 HEREOF.

CERTAIN  RISK  FACTORS

     The Company's business plan to acquire additional exploration prospects and, if warranted, undertake development and mining operations are subject to numerous risks and uncertainties, including the following:

     LACK OF PROVEN PROPERTIES AND INSUFFICIENT EXPLORATION AND DEVELOPMENT FUNDS. At this point, all of the Company's exploration prospects and property interests (collectively the "Properties") are in Arkansas, and the Company has determined not to pursue additional exploration activities on those properties. The Company intends to pursue gold exploration prospects with large scale potential. Additional funds are necessary in order for the Company to acquire and develop additional exploration prospects. Certain of the Company's planned expenditures are discretionary and may be increased or decreased based upon funds available to the Company.

     As of January 31, 2003, the Company had sufficient cash to fund general and administrative expenses anticipated during fiscal 2004. The Company will be required to raise additional capital for acquisition of new exploration prospects during fiscal 2004. There can be no assurance that additional funds can be raised. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereinafter referred to as "MD & A").

     ENVIRONMENTAL LAWS. The exploration programs conducted by the Company are subject to national, state and/or local regulations regarding environmental considerations in the jurisdiction where they are located. Most operations involving exploration or production activities are subject to existing laws and regulations relating to exploration and mining procedures, reclamation, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations. However, at this time, the Company is in the exploration stage with respect to all of its Properties and does not anticipate preparing environmental impact statements or assessments until such time as the Company believes one or more of its properties will prove to be commercially feasible.

     LIMITED EXPLORATION PROSPECTS. The Company's existing properties are diamond prospects in Arkansas. As discussed in Item 2, the Company does not intend to continue exploration activities on the Arkansas Properties. Accordingly, the Company does not have a diversified portfolio of exploration prospects either geographically or by mineral targets.

     TITLE TO PROPERTIES. The Company cannot guarantee title to all of its Properties as the Properties may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. The Properties have not been surveyed and the precise location and extent thereof may be in doubt. In particular, the Company's Arkansas
Properties are subject to title uncertainties due to the physical loss and destruction of land records over the years in the principal county where such properties are located. The Company does not maintain title insurance on its properties.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. MD & A" and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success of the Company's exploration and development operations on its properties; the Company's ability to raise capital and the terms thereof; the acquisition of additional properties; the continuity, experience and quality of the Company's management; changes in or failure to comply with government regulations or the lack of government authorization to continue the Company's projects; and other factors referenced in this Form 10-K. The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of its exploration properties.

ITEM  2.     PROPERTIES
             ----------

     Currently, all of the Company's Properties are located in the State of Arkansas. The general location of the Company's Arkansas Properties is shown on the map provided below. The map is followed by a description of the Company's rights and interests in each of the Properties, including those Properties where the Company's rights and interests have expired. The glossary and background information relating to diamond occurrences, exploration and recovery processes is provided on pages 4-5 hereof and should be reviewed in connection with the discussion and description of the Company's Properties which follows. As the Company has determined not to pursue additional exploration activities on any of its currently held Properties, the Company does not have an interest in any mineral property which is considered material to the Company.


                               [GRAPHIC  OMITED]
------------------------------------------------

                            GLOSSARY OF CERTAIN TERMS
                            -------------------------

     The following is a glossary of certain terms relating to diamond occurrences and recovery, which may be utilized in the description of the Company's Properties and exploration activities. The glossary should be read in conjunction with the general background information and discussion of diamond occurrences, exploration and recovery, which immediately follows.

     AIRBORNE MAGNETIC SURVEYS. Measuring the magnetic variations in the Earth's crustal rocks over a specified area by installing a magnetometer within, or by towing a magnetometer behind, an aircraft and recording the variation in the Earth's magnetic field.

     ALLUVIAL DEPOSITS. Gravel, sand and clay deposits formed by erosion, including streams, wind, waves and glaciers. Many gems, including diamonds, are found in these types of deposits.

     BENCH CUTS. The excavation of a flat bench in rock or dirt on a slope to stabilize the slope or to remove material of value as in open pit mining.

     BULK SAMPLING. Acquiring a large (often several thousand tons) sample of rock obtained by mining, excavation, digging or drilling large diameter holes.
Bulk sampling is necessary to determine the grade and value of diamonds contained in a property.

     CARAT. A small unit of weight for precious stones equal to 200 milligrams or 0.2 grams.

     CORE DRILLING. A drilling operation that accurately extracts a cylindrical sample, or core, of rock. This is an effective means for determining the mineralogical composition of the rock.

     DIAMOND RECOVERY PLANT. A plant designed to treat large bulk samples and recover diamonds. The most successful recovery method for processing diamondiferous materials or rock is to utilize a diamond recovery plant to (I) crush the rock and remove the clays, (ii) pass the material through a heavy media separator to concentrate the diamonds and heavy minerals from the lighter waste rock or materials, (iii) pass the heavy mineral concentrate through an x-ray sorting machine (Sortex) and grease tables, and (iv) hand pick the diamonds (using sealed glove boxes) from the selected material. Such a process can be designed for specific deposits to give recoveries around 99%.

     DIAMOND INDICATOR MINERALS. Distinctive heavy minerals that may occur with diamonds.

     DIAMONDIFEROUS.  Containing  diamonds.

     GEOPHYSICAL SURVEYS. Measuring and recording any geophysical properties over a specific area, e.g. gravity, magnetics, electrical conductivity, acoustical velocities, etc., utilizing instruments on land, water or airborne.

     INTRUSION. Any forcible upwelling of molten rock (magma) into other rock units that cools and solidifies before it reaches the earth's surface. (As opposed to extrusion, in which molten rock reaches the earth's surface as volcanism).

     KIMBERLITE. One of two types of diamond-bearing rock unit and the most common, often characterized by a carrot-shaped structure referred to as a kimberlite "pipe."

     LAMPROITE. The second type (and rarer) diamond-bearing rock unit, often characterized by a champagne glass or a funnel-shaped structure referred to as a lamproite "vent."

     LITHOLOGY.  The  character  of  a  rock  formation.

     MACRO- AND MICRO-DIAMONDS. Macro-diamonds are diamonds with a diameter in excess of 0.5 millimeters. Micro-diamonds are diamonds less than 0.5 millimeters in diameter.

     MINERALOGY. The science dealing with inorganic, solid, homogeneous crystalline chemical elements or compounds (minerals), their crystallography, physical and chemical properties, classification and distinguishing characteristics.

     PETROLOGY. The science that deals with the origin, history, occurrence, structure, chemical and mineralogical composition and classification of rocks.

     TRAIN OR MINERAL TRAIN. An elongated area containing anomalous quantities of indicator minerals derived from weathering and erosion.

     TRENCHING. The excavation of a linear ditch in rock or dirt that is generally deeper than it is wide, as distinguished from a pit, which is a more equidimensional excavation.

BACKGROUND  OF  DIAMOND  OCCURRENCES,  EXPLORATION  AND  RECOVERY.

     Synthetic diamonds account for almost 75 percent of world production, but economic production of synthetics is limited primarily to much cheaper industrial diamonds. Natural or primary diamonds occur in several rare rock types, but in commercial concentrations they are found in closely-related magmatic rocks called kimberlites or lamproites or in alluvial deposits.
Alluvial deposits are formed from the erosion of the primary source rocks and are also important sources of natural diamonds, accounting for about 20 percent of primary diamond production. Only a small proportion of kimberlite pipes or lamproite vents contain economic quantities of diamonds. Kimberlite pipes and lamproite vents commonly occur in clusters (or provinces) of anywhere from 5 to 100 extending over an area 30 to 60 miles across. Lamproite rock formations usually form funnel-shaped "vents," which have relatively gently sloping margins as opposed to kimberlite formations, which are usually steeply dipping carrot-shaped "pipes." The surface area of pipes and vents are small, ranging from approximately 500 acres for the largest, with 25 to 100 acres being typical for an economic one. Of the 4,000 to 5,000 known kimberlite and lamproite pipes and vents, only about 1,000 are diamondiferous, and of those, only a small proportion have been economic. It is estimated that only about 12 to 15 are being mined today. The Company is aware of only one commercial diamond mining operation in North America despite the presence of very large areas which are geologically favorable for hosting diamond bearing pipes or vents.

     Initial diamond exploration in a region usually involves taking surface samples to locate kimberlite or lamproite diamond indicator minerals which are often transported by alluvial activity. These minerals can then be traced back to a source area where geophysical surveys can help locate target pipes or vents. Airborne magnetic surveys are often involved in the first step of regional exploration to locate anomalous conditions which may indicate kimberlite or lamproite. Should follow-up prospecting, trenching or drilling discover a pipe or vent, the next step is to determine if it is diamondiferous. Most of the current exploration in northern Canada is of this type. This is usually accomplished by core drilling and taking samples from benches, trenches, and underground workings. The presence of micro-diamonds is an encouraging sign; however, no conclusions can be drawn as to the likely concentration or quality of larger (i.e., economic) macro diamonds. Recent technological advances make it possible to use the chemical compositions of certain indicator minerals to establish whether or not a particular kimberlite host rock is likely to contain diamonds. However, the chemical analysis of lamproite diamond indicator minerals is not yet this advanced.

     The final step in evaluating a kimberlite pipe or a lamproite vent, and the only way to evaluate the diamond grade and value of a diamond prospect with any degree of confidence, is to obtain and analyze bulk samples. The exploration and evaluation of a diamond deposit is more complex and expensive than for other commodities because of the extreme scarcity and irregular distribution of diamonds in their host rocks. Because of this, unusually large bulk samples must be taken and processed to determine grade and value accurately.

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

     During fiscal 2003, the Company recovered several microdiamonds from drill core from the Black Lick and American Mine Properties, which were processed at the Diamond Recovery Plant. In May 2002 the Company drilled a total of 11 auger holes, each five feet in diameter, on the American Mine, Black Lick and Kimberlite Properties. Most of drilling was not successful as the holes were terminated short of their target depths by hard sandstone blocks, which could not be penetrated by the auger. In the third quarter of fiscal 2003 the Company completed eleven wide diameter holes on the American Mine and Black Lick Properties and bulk sampled approximately 900 tons of material. Bulk sampling revealed no macrodiamonds. In December 2002, based upon the cumulative exploration results obtained on the Arkansas Properties, the Company made the decision to cease exploration efforts in Arkansas. Accordingly, the capitalized costs related to the Black Lick and Twin Knobs II properties totaling $2,512,500 were written off in the third quarter of fiscal 2003.

AMERICAN  MINE  PROPERTY

     Pursuant to an agreement dated November 4, 1992, DEI was granted a permit to explore a mineral property located in Pike County, Arkansas. The Company's Diamond Recovery Plant ("the Plant") is located on this leased property. In November 1996, the Company exercised its option to lease the property for 10 years upon the payment of $125,000 (U.S.). Yearly payments of $25,000 (U.S.) were required for each of the four years after the first year and $40,000 (U.S.) per year for the following five years, plus an additional $7,500 per year for surface rentals related to the Plant. Sampling was performed on the American Mine property in the first quarter of fiscal 1998. The Company excavated a 100-ton sample during fiscal 1998, and a total of 51 diamonds with a total carat weight of 9.591 were recovered, including two stones greater than one carat. During fiscal 2003 sampling was conducted on this property in conjunction with the sampling performed on the Black Lick Property as discussed above. Due to the exploration results discussed above, the capitalized costs related to the American Mine Property totaling $450,823 were written off in the third quarter of fiscal 2003.

     The Company did not make the lease payment of $47,500, due November 1, 2002. In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company's lease on the property through October 31, 2003.

KIMBERLITE  MINE  PROPERTY

     In November 1998, the Company executed a lease on certain property in Pike County, Arkansas with a two-year term ending November 14, 2000 by payment of $15,000 (U.S.). The Company extended the lease to November 14, 2002 by payment of an additional $15,000 (U.S.) in November 2000. The Company allowed this lease to expire in November 2002, and the capitalized costs totaling $84,034 were written off in the third fiscal quarter of 2003.

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

DIAMOND  RECOVERY  PLANT

     In 1993, the Company contracted to obtain the Diamond Recovery Plant with complete process design and specific modules supplied from E.L. Bateman Engineering, a South African based company with worldwide experience in designing and building diamond recovery plants. The Plant is located on the American Mine Property. The Company utilized the Plant during its testing of its Arkansas properties from 1994 through 2003. Additionally, the Plant was used to process bulk samples for a third party in fiscal 1999. As discussed above, the Plant was sold in March 2003 to a third party for $350,000 (U.S.).

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

     Except as described in Note 9 of the Notes to the Company's Consolidated Financial Statements incorporated by reference into Part II. Item 8 hereof, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

None.


ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
             -------------------------------------------------------------------
             MATTERS
             -------

     The Company's Common Stock is not traded on an exchange or market in the United States. The Company's Common Stock is listed on the TSX Venture Exchange ("the TSX") in British Columbia, Canada under the symbol "SRS", and was listed on the Toronto Stock Exchange ("the TSE") in Ontario, Canada, under the symbol "SRR" through November 9, 2001. The TSX now constitutes the principal trading market for the Company's Common Stock. The high and low sales prices (in Canadian dollars) as quoted on the TSX (the TSE prior to November 10, 2001) for the below referenced quarterly periods were as follows:



                    Price Range of Common Stock (1)
                      Fiscal Year Ended January 31
                          2003         2002
                       ---------    ----------
Fiscal Quarter Ended   High  Low    High  Low
---------------------  ----  ----   ----  ----
April 30               0.85  0.16   0.09  0.05
July 31                0.75  0.21   0.10  0.02
October 31             0.32  0.09   0.02  0.01
January 31 (2)         0.19  0.07   0.35  0.00

(1) The Company consolidated its Common Stock on a seven for one basis on November 27, 2001. The sales prices for periods prior to that date have been adjusted to reflect the consolidation on a pro-forma basis for comparison purposes.
(2) The low price of the Company's Common Stock was trading at a pre-consolidation price of $0.03 during the quarter ended January 31, 2002, which is less than $0.01 when adjusted to reflect the seven for one consolidation.


     The closing price of the Company's Common Stock was $0.18 (Canadian) as of April 15, 2003 on the TSX Venture Exchange.

     At April 15, 2003, there were 124 holders of record of the Company's Common Stock including 103 in the United States who collectively held 10,600,294 shares representing 57% of the total number of issued and outstanding shares. The Company believes it has in excess of 300 beneficial owners of its Common Stock residing in the United States and Canada based on the number of record holders and individual participants in security position listings.

DIVIDEND  POLICY

     The Company has never declared or paid cash dividends on its Common Stock. The Company presently intends to retain cash for the operation and development of its business and does not anticipate paying cash dividends in the foreseeable future. A future determination as to the payment of dividends will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and such other factors as the Board of Directors of the Company deems relevant.

FOREIGN  CONTROLS

     The Company is not aware of governmental laws, decrees or regulations in Canada restricting the import or export of capital or affecting the remittance to the United States of interest, dividends or other payments to non-resident holders of the Company's Common Stock. However, the payment or crediting of interest or dividends to United States residents may be subject to applicable withholding taxes at a rate prescribed by the Income Tax Act (Canada) as modified by the provisions of the Canada-United States Income Tax Act (Canada) and as further modified by the provisions of the Canada-United States Income Tax Convention, 1980 (see "Taxation" below).

     Except as provided in the Investment Canada Act (the "ICA"), there are no limitations under the laws of Canada, the Province of British Columbia or in the charter and organizational documents of the Company on the right of nonresident or foreigner owners to hold and/or vote the shares of the Company.

     The ICA applies when a "non-Canadian" individual or entity or controlled group of entities as defined in the ICA proposes to make an investment to acquire control of a Canadian business enterprise, either directly or indirectly, and by way of purchase of voting shares of a corporation or of substantially all of the assets used in the Canadian business enterprise. An investment in voting shares of a corporation is deemed to be an acquisition of control where more than 50% of the voting shares are acquired. An acquisition of less than one-third of the voting shares of a corporation is deemed not to be an acquisition of control and an acquisition of between one-third and one-half of the voting shares of a corporation is presumed to be an acquisition of control unless it can be established that the acquisition does not in fact result in control of the corporation by the investor.

     An investment to acquire control of a Canadian business enterprise, the gross assets of which exceed certain thresholds, must be reviewed and approved under the ICA before implementation. An investment to acquire control of a Canadian business enterprise, the gross asset value of which falls below these threshold amounts, is one in respect of which notification must be given under the ICA although approval is not required prior to implementation of the investment. NAFTA Investors, (i.e.) investors who are nationals, other than Canadian, as defined in the North American Free Trade Agreement, are not considered for the purposes of the ICA to be "non-Canadian".

TAXATION

     Dividends. Generally, dividends paid by a Canadian corporation to non-resident shareholders are, under the Income Tax Act (Canada) (the "ITA"), subject to a withholding tax of 25%. However, paragraph 2 of Article X of the Canada-United States Income Tax Convention (1980) (the "Treaty") provides for the following maximum withholding tax rates:

     a) 10% of the gross amount of the dividends if the beneficial owner of such dividends is a U.S. resident company which owns at least 10% of the voting stock of the corporation paying the dividends; and
b)  15%  of  the  gross  amount  of  the  dividends  in  all  other  cases.

     Subject to certain limitations and exceptions, U.S. resident shareholders of a Canadian corporation may be entitled to a credit for all or a portion of such withholding taxes in computing their U.S. federal and possibly their state income tax liability.

     Dividends paid by a Canadian corporation to shareholders resident in Canada will not be subject to withholding tax. Any dividends received by a Canadian resident on shares of the Company will be treated for tax purposes as dividends from a taxable Canadian corporation. Accordingly, where a dividend is received by an individual resident in Canada, the individual will be entitled to claim a federal dividend tax credit, equal to 16 2/3% of the dividend. Where the dividend is received by a corporation resident in Canada, the dividend will normally be free of tax under Part I of the ITA but may be subject to refundable tax under Part IV of the ITA.

     Disposition of Capital Property. If shares of a Canadian public corporation held by a non-resident shareholder constitute capital property to that shareholder, the disposition of such shares will not be subject to tax under the ITA unless the shares constitute "taxable Canadian property" to the vendor. Where a non-resident shareholder or persons with whom the non-resident shareholder does not deal at arm's length have, at any time during the five year period immediately preceding the disposition, owned not less than 25% of the issued shares of any class of the capital stock of the public corporation, the shares so disposed of will constitute "taxable Canadian property". Under the ITA, a disposition of shares that constitute taxable Canadian property will give rise to a capital gain (or a capital loss) equal to the amount by which the proceeds of disposition of such shares, net of any cost of disposition, exceeds (or is less than) the adjusted cost basis of such shares to that investor. Generally, three-quarters of any capital gain realized by an investor on a disposition or a deemed disposition of such a shares must be included in computing his Canadian income for that year as a taxable capital gain. Three-quarters of any capital loss realized by an investor on a disposition or deemed disposition of such a share in a taxable year may generally be deducted from his Canadian taxable capital gains for that year.

     Any gains realized by a non-resident shareholder from the disposition of shares which are taxable Canadian property may be exempt from tax under the ITA by virtue of Article XIII of the Treaty if, at the time of the disposition of the subject shares, the value thereof was derived principally from something other than direct or indirect real property interests situated in Canada.

     Under the ITA, the disposition of a share by an investor may occur or be deemed to occur in a number of circumstances including on a sale or gift of such share or upon the death of that investor.

     The initial adjusted cost base of a share to an investor will be the cost to him of that share. Under the ITA, certain addition or reduction adjustments may be required to be made to the cost base of a share. The adjusted cost base of each common share of a corporation owned by an investor at any particular time will be the average adjusted cost base to him of all common shares of that corporation owned at that time.

     Subject to certain limitations and exceptions, U.S. resident shareholders of a Canadian corporation may be entitled to a credit for all or a portion of any capital gain taxation in computing their U.S. federal and possibly their state income tax liability.

     In general, the disposition by a shareholder resident in Canada of the capital stock in a Canadian corporation will be subject to Canadian income taxation in the same manner as rules described above relating to a disposition of share which constitute taxable Canadian property. A shareholder resident in Canada may, however, be entitled to a capital gains exemption. The ITA provides, for residents of Canada, a cumulative lifetime exemption from income tax or $100,000 of qualifying net capital gains.

     Disposition of Non-Capital Property. If the shares of a Canadian public corporation held by a non-resident do not constitute capital property to that shareholder, any gains realized from the disposition thereof will be fully taxable under the ITA if their disposition arises in the course of a business carried on by the shareholder in Canada. Under the ITA, a shareholder will be deemed to carry on business in Canada in respect of particular shares if he offers them for sale in Canada through an agent, including the Vancouver Stock Exchange. Under the Treaty, any business profits derived by a U.S. resident shareholder of a Canadian public corporation from the disposition of the subject corporation's shares will only be taxable in Canada to the extent that such profits are attributable to a permanent establishment of the shareholder in Canada.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     For a discussion of the recent sale of unregistered securities by the Company, see" MD & A - Liquidity and Capital Resources".

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  INFORMATION
             ----------------------------------------------

     The selected consolidated financial information set forth below for each of the five years ended January 31, 2003 has been derived from the Consolidated Financial Statements of the Company prepared in accordance with generally accepted accounting principles in Canada. These principles are also in conformity, in all material respects, with generally accepted accounting principles in the United States except as described in Note 11 of the Notes to Consolidated Financial Statements. The selected consolidated financial information should be read in conjunction with the MD & A discussion below and the Consolidated Financial Statements and related notes thereto included on pages 21 to 36 herein.

     Since its formation, the Company has been in the exploration stage and its activities have consisted primarily of acquiring interests in mineral properties, exploration of those properties and acquiring financing for such purposes. Consequently, the Selected Consolidated Financial Information may not indicate the Company's future financial performance. The weighted average number of common shares outstanding and the net loss per common share for the fiscal years ending January 31, 1999 through 2001 have been restated to reflect the consolidation of the Company's common shares outstanding on a seven for one basis effective November 27, 2001.

                             SELECTED CONSOLIDATED FINANCIAL INFORMATION
                             -------------------------------------------


                                                              Fiscal Year Ended January 31
                                                              ----------------------------

                                                       2003      2002      2001      2000      1999
                                                     --------  --------  --------  --------  --------
                                                                  (In Canadian dollars)
                                                    ($000's except for net loss per common share data)
Writedown and abandonment of properties, plant and
 equipment                                             3,142        86         -        22         -
Net loss                                              (4,310)   (1,961)   (1,695)   (1,085)   (1,041)
Net loss per common share                              (0.26)    (0.21)    (0.20)    (0.20)    (0.20)
Weighted average common shares outstanding            16,439     9,142     8,388     5,441     5,168
Working capital (deficit)                                (63)      376       379    (1,205)      761
Total assets                                              96     3,516     3,132     1,770     1,761
Long-term debentures payable                           1,279     1,279         -         -     1,599
Deficit accumulated during the exploration stage     (32,436)  (28,125)  (26,165)  (24,469)  (23,385)
Total shareholders' equity (deficit)                  (1,557)    1,983     2,492        71        (3)

EXCHANGE  RATES

     On April 15, 2003, the noon buying rate in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York, was $1.00 (Canadian) = U.S. $0.6889. The following table sets forth, for each of the years indicated, additional information with respect to the noon buying rate for $1.00 (Canadian). Such rates are set forth as U.S. dollars per Canadian. $1.00 and are based upon the rates quoted by the Federal Reserve Bank of New York.


Rate           2002    2001    2000    1999    1998
             ------  ------  ------  ------  ------
Last Day. .  0.6542  0.6279  0.6669  0.6925  0.6535
Average (1)  0.6386  0.6446  0.6727  0.6744  0.6721
High. . . .  0.6619  0.6697  0.6936  0.6969  0.7102
Low . . . .  0.6200  0.6241  0.6410  0.6535  0.6331


(1) The average rate means the average of the exchange rates on the last day of each month during the year.

ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
           ---------------------------------------------------------------------
           RESULTS  OF  OPERATIONS
           -----------------------

     Results  of  Operations.

     -  For  the  Years  Ended  January  31,  2003,  2002  and  2001

     The Company is in the exploration stage and has no revenues from operations other than rental income related to the Diamond Recovery Plant totaling approximately $1,079,000 from inception. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company's existing properties are diamond prospects in Arkansas. As discussed in Item 2, the Company does not intend to continue exploration activities on the Arkansas Properties. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. During fiscal 2003 the Company decided to cease exploration activities in Arkansas due to disappointing exploration results, and the total of $3,141,726 of accumulated capitalized costs related to the Arkansas leases were written off. The Company has recorded cumulative write-offs of mineral properties of $15,306,613 during its exploration stage, a period of approximately fifteen years, and cumulative writedowns of property, plant and equipment of $3,614,952.

     As of January 31, 2003 mineral properties and deferred expenditures decreased to a zero balance from $2,942,086 at January 31, 2002 as a result of the writedown discussed above. During fiscal 2002 the Company's mineral properties and deferred expenditures increased by $491,396 from $2,450,690, largely as a result of exploration expenditures on the Blacklick and the Twin Knobs II Properties.

     The Company's revenues during the last three fiscal years are comprised entirely of interest income on proceeds received from prior financings and gains on sales of equipment. The Company has not received any revenues from mining operations from inception.

     General and administrative expenses decreased by approximately $673,000, or 40%, from fiscal 2002 to fiscal 2003. The exploration program in fiscal 2002 involved extensive excavation activities, and the Company incurred significant salary costs associated with the supervision of the excavation and the preparation of the Plant for the bulk sample test conducted in July 2001. The sampling work performed in fiscal 2003 consisted of drilling, microdiamond analysis and limited bulk sampling, which required less of a staffing commitment. General and administrative expenses increased only 1% from $1,677,442 in fiscal 2001 to $1,693,363 in fiscal 2002. A decrease in depreciation expense in fiscal 2002 of approximately $146,000 that resulted from the Diamond Recovery Plant becoming fully depreciated was offset by an increase in salaries in fiscal 2002 of approximately $152,000. As discussed above, the salary increase was related to the additional exploration and sampling activities, particularly the bulk sampling, conducted during fiscal 2002 on the Blacklick and Twin Knobs II Properties. The Company anticipates that general and administrative expenses during fiscal 2004 will decrease as the Company has sold the Diamond Recovery Plant and is in the early stages of mineral prospect acquisition and evaluation.

LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of January 31, 2003, the Company had a working capital deficit of $62,984 as compared to working capital of $376,057 at January 31, 2002. At January 31, 2003, the Company had current assets of $61,696, including $22,734 in cash and $38,962 in accounts receivable compared to total current liabilities of $124,680. The Company received $717,412 during fiscal 2003, representing subscriptions totaling $563,955 for a private placement of the Company's common shares and option exercises totaling $153,457. A total of 2,819,774 units were issued in the private placement at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25. The share purchase warrants have an expiration date of September 17, 2004.

     In the first quarter of fiscal 2002, the Company completed the issuance of $1,278,595 principal amount of 10% secured convertible debentures ("the 10% Debentures"). The 10% Debentures were convertible into units at the rate of one unit for each $2.87 principal amount of the 10% Debentures until February 16, 2003. Each unit was to consist of one common share of the Company and one share purchase warrant with an exercise price of $3.15, exercisable through August 16, 2003. The conversion and share purchase warrant prices above were adjusted to reflect the Company's seven for one share consolidation on November 27, 2001.

     On February 11, 2003, the holders of the Debentures approved the amendment of the conversion price of the units to $0.30 and the extension of the maturity date of the Debentures to February 16, 2004. As amended, each of the 4,261,983 units would consist of one common share of the Company and one share purchase warrant with an exercise price of $0.30, exercisable through February 16, 2004. Upon conversion, $97,000 principal amount of 10% Debentures held by a director will be convertible only into common shares of the Company on the basis on one share for each $0.30 principal amount. Additionally, the terms of the Debenture were amended to include a mandatory conversion provision which will require conversion of all Debentures and exercise of all related warrants within 30 days after the closing price of the Company's common shares has exceeded $0.375 for ten consecutive trading days.

     The Company received approximately $1,138,000 during fiscal 2002 representing subscriptions for a private placement of the Company's common shares. A total of 5,691,376 units were issued at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25. The share purchase warrants originally had an expiration date of January 29, 2003, and that date was extended during fiscal 2003 to January 29, 2004.

     During the 2001 fiscal year the Company received approximately $1,350,000 representing the exercise price of 8,179,790 share purchase warrants with an exercise price of $0.165 per share. During fiscal 2002 and 2001 the Company received $313,660 and $1,142,930 representing the exercise price of 1,229,000 and 3,536,000 stock options, respectively, by officers, directors, employees and consultants at exercise prices from $0.15 to $0.53.

     All financings described herein were private placements and were made pursuant to the private placement laws of Canada and pursuant to the exemptions provided by Section 4(2) and Regulation S under the United States Securities Act of 1933. The 10% Debentures were offered to a limited number of accredited investors in the United States and Canada pursuant to Rule 506 of Regulation D and Regulation S.

     The Company has no properties that have proven to be commercially developable and has no revenues from mining operations other than the rentals received from the Diamond Recovery Plant. The rights and interests in the Arkansas Properties constitute the Company's current mineral holdings, and the Company does not intend to pursue exploration activities in Arkansas in the future. At this point in time, the Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct exploration activities on new prospects. The Company intends to seek additional equity financing during fiscal 2004, including the potential exercise or conversion of the 10% Debentures, warrants and outstanding options. The inability of the Company to raise further equity financing will adversely affect the Company's business plan, including its ability to acquire additional properties and perform exploration activities on such acquired properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company's limited and speculative asset base of exploration properties and prospects.

IMPACT  OF  INFLATION.

     As the Company is in the exploration stage and has not recorded sales and revenues from operations, a discussion of the effect of inflation and changing prices on its operations is not relevant.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     At the present stage of the Company's business development, there are no significant differences between Canadian and United States generally accepted accounting principles that impact the Consolidated Balance Sheet and Consolidated Statement of Operations and Deficit Accumulated During the Exploration Stage except for foreign currency translation, the capitalization of mineral properties and deferred expenditures, and the treatment of stock options under FASB Statement No. 123 "Accounting for Stock Based Compensation". For a discussion of certain differences between Canadian and United States generally accepted accounting principles impacting the Consolidated Statement of Cash Flows, see Note 11 to Notes to Consolidated Financial Statements.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
           -----------------------------------------------------------------

None.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
          -----------------------------------------------

     The Consolidated Financial Statements of the Company included as part of this Annual Report on Form 10-K (pages 21 through 36) are incorporated by reference in response to this Item 8. An index to the Consolidated Financial Statements is included in Item 14.

     The Company is not required to provide the selected quarterly financial data specified in Item 302 of Regulation S-K because it does not satisfy the tests outlined therein.

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
          ----------------------------------------------------------------------
          FINANCIAL  DISCLOSURE.
          ---------------------

     None.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
           --------------------------------------------------------

     The directors and executive officers of the Company, their ages and term of continuous service are as follows:


                                POSITION WITH              SERVED AS A DIRECTOR
NAME                       AGE   REGISTRANT                AND/ OR OFFICER SINCE
Patrick L. Glazier         45     Director                    July 8, 1998
Brian C. Irwin             63     Director                   October 3, 1995
Mark E. Jones, III         62     Director, Chairman & CEO    March 12, 1986
Leendert G. Krol           63     Director, President         March 6, 2003
Daniel B. Leonard          66     Director                   October 20, 1999
Dr. Roger Howard Mitchell  61     Director                    June 14, 1993
Dr. Roger David Morton     67     Director                    June 14, 1993

     PATRICK L. GLAZIER. Mr. Glazier has served as the President of East Fraser Fiber Co. Ltd. based in Prince George, British Columbia for the past five years.

     BRIAN C. IRWIN. For the past five years, Mr. Irwin's principal occupation has been the practice of law as a partner of DuMoulin Black in Vancouver, British Columbia.

     MARK E. JONES, III. Mr. Jones has served as a Director of the Board of Crown Resources Corporation since January 1987. Crown Resources Corporation, based in Denver, Colorado, is publicly traded on the OTC Bulletin Board and is engaged in the exploration and development of mineral properties, primarily gold. Mr. Jones served as the President of the Company from 1986 to June 1990 and from July 2001 to the March 2003. Mr. Jones is also a director of Solitario Resources Corporation. In his capacity as Chairman of the Board of Directors, Mr. Jones is the chief executive officer of the Company.

     LEENDERT G. KROL. Until his retirement in April 2001, Mr. Krol had spent 15 years with Newmont Mining Corporation including the last 10 years, successively, as Director of Foreign Operation, Vice President Exploration and Vice President International Exploration.

     DAN LEONARD. Mr. Leonard served as Senior Vice President of INVESCO for twenty-four years until his retirement in January 1999. Mr. Leonard also serves as a Director of Solitario Resources Corporation.

     DR. ROGER HOWARD MITCHELL. For the past six years, Dr. Mitchell has served as a Professor of Geology at Lakehead University, Thunder Bay, Ontario. Dr. Mitchell received his B.Sc. from the University of Manchester, 1964; M.Sc. from Manchester, 1966; Ph.D from McMaster University, 1969; and a D.Sc in 1978 from the University of Manchester. He was elected a Fellow of the Royal Society of Canada in 1994.

     DR. ROGER DAVID MORTON. For the past five years, Dr. Morton has been Professor Emeritus in Geology with the Department of Earth and Atmospheric Sciences at the University of Alberta. He also serves as Chairman of the Board for Mindoro Resources Inc., and is President of Muskox Minerals Corp. He is a member of the Board of Directors of Uruguay Mineral Resources and Black Swan
Resources. Dr. Morton obtained his B.Sc. (Hons. 1st class) in Geology and his Ph.D. in Geology from the University of Nottingham, England.

     All of the directors are residents of Canada except for Messrs. Jones, Krol and Leonard, who reside in the United States. All directors are elected annually by the shareholders and hold office until the next Annual Meeting of Shareholders. Each officer of the Company holds office at the pleasure of the Board of Directors. No director or officer of the Company has any family relationship with any other officer or director of the Company. Messrs. Jones, Irwin and Mitchell are members of the Company's audit committee. Messrs. Morton and Mitchell are members of the Company's Environmental Committee and Messrs. Morton and Jones serve as members of the Company's Compensation Committee. Operating within the guidance provided by the Company's Board of Directors, the Compensation Committee's role is to assure that the Company's executive compensation strategy is aligned with the interests of the shareholders, and the Company's compensation structure will allow for fair and reasonable base salary levels and the opportunity for executives to earn compensation that reflects both Company and individual performance.

CERTAIN  SIGNIFICANT  EMPLOYEES  OR  CONSULTANTS

     The Company has consulting relationships with other geologists and persons that are included in its projects and properties from time to time, none of which are currently material to the Company.

ITEM  11.     EXECUTIVE  COMPENSATION
              -----------------------

OFFICERS

     The Company has no long-term incentive plans. However stock options are awarded from time-to-time in the discretion of the Board of Directors and the Compensation Committee. The following tables set forth all annual and long-term compensation for services in all capacities to the Company and its subsidiaries for the three most recently completed financial years, including information regarding stock option awards made under the Company's Stock Option Plan. All information regarding the number and price of securities under options granted prior to November 27, 2001 have been adjusted to reflect the seven for one consolidation of the Company's Common Shares effective on that date.









              (This portion of the page is intentionally left blank.)

                           SUMMARY COMPENSATION TABLE



                                 Annual Compensation              Long Term Compensation
                            ------------------------------   ---------------------------------
                                                                      Awards           Payouts
                                                            -------------------------  -------
       Name                                                  Securities                         All other
       and                                    Other Annual  Under Options  Restricted   LTIP    Compensa-
    Principal       Fiscal    Salary   Bonus  Compensation    Granted        Shares    Payouts   tion (2)
     Position        Year      ($)      ($)        ($)          (#)           ($)        ($)      ($)
------------------  ------  ---------  -----  ------------  -------------  ----------  -------  ---------
Mark E. Jones, III   2003   US$ 60,000   -         -          130,888          -          -     US$7,800
Chairman             2002   US$ 60,000   -         -          184,072          -          -     US$7,800
                     2001       -        -         -          265,929          -          -        -

J. David Edwards     2002   US$ 62,500   -         -           21,429          -          -     US$3,900
President (1)        2001   US$125,000   -         -          228,571          -          -     US$7,300


(1) Mr. Edwards served as the Company's President from 1994 through July 2001. All options held by Mr. Edwards expired unused in August 2001.
(2)  Car  allowance.

          OPTION GRANTS DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

                                                                          Market Value
                         Securities      % of Total                      of Securities
                        Under Options     Options         Exercise or      Underlying
                          Granted        Granted to       Base Price       Options on
                                        Employees in                      Date of Grant
     Name                   (#)          Fiscal Year      ($/Security)    ($/Security)     Expiration Date
----------------------  --------------  --------------  ---------------  --------------   ------------------
Mark E. Jones, III         55,888          4.9%             $  0.27         $  0.27         June 28, 2007
----------------------  --------------  --------------  ---------------  --------------   ------------------
Mark E. Jones, III (1)     75,000          6.6%             $  0.18         $  0.18       September 26, 2007
----------------------  --------------  --------------  ---------------  --------------   ------------------

(1) The options are subject to vesting requirements (25% on the date of grant and 12.5% on each quarter end thereafter).

                      OPTION EXERCISES IN LAST FISCAL YEAR

                                                         Unexercised       Value of Unexercised
                                                           Options             In-the-Money
                                                          at Fiscal              Options
                     Securities      Aggregate            Year-End           at Fiscal Year-End
                      Acquired         Value                 (#)                    ($)
                     on Exercise     Realized
                                                         Exercisable/           Exercisable/
Name                     (#)            ($)             Unexercisable          Unexercisable
------------------   -----------     ---------     ----------------------  --------------------
Mark E. Jones, III      55,888        $ 10,600     478,125 - Exercisable     $ 0 - Exercisable
                                                   46,875 - Unexercisable   $ 0 - Unexercisable


     Following the consolidation of the Company's Common Stock effective November 27, 2001, the exercise price for the outstanding options ranged from $2.24 to $6.71, which exceeded the market price after consolidation by a significant margin. The directors and officers have in the past provided a significant source of financing to the Company without fees and on a timely basis. At the Extraordinary General Meeting of the Company held on October 15, 2001, the shareholders of the Company approved the repricing of existing stock options to a price equivalent to the weighted average trading price for a five day, post-consolidation period.

DIRECTORS

     The Directors of the Company did not receive cash or other compensation by the Company for their service as directors during the most recently completed fiscal year, except for option awards under the Company's stock option plan. In fiscal 2003, in addition to the option awards to Mr. Jones discussed above, Mr. Glazier, Mr. Irwin, Mr. Leonard, Mr. Mitchell and Mr. Morton received 273,300, 121,750, 176,975, 75,000 and 121,750 options to purchase common stock, respectively, for their services on the Board of Directors. Mr. Glazier received consulting fees of approximately $20,000 during fiscal 2003, representing payment for plant management services. Information regarding individual awards to directors is included in the footnotes to Item 12. Security Ownership of Certain Beneficial Owners and Management below. The Company maintains no pension, profit sharing, retirement or other plan providing benefits to its officers and directors.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
           ---------------------------------------------------------------------

     The following table sets forth, as of April 15, 2003, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.





NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES   PERCENT OF CLASS
CDS & Co.
P. O. Box 1038, Station A, 25 The Esplanade
Toronto, Ontario M5W 1G5                              7,044,302 (1)             37.5 %

Cede & Co.
P.O. Box 20, Bowling Green Station
New York, New York 10274                              3,360,087 (1)             18.8 %

Patrick L. Glazier (3)                                1,741,012 (2)              9.2 %

Brian C. Irwin                                          150,000 (2)                * %

Mark E. Jones, III                                    2,133,252 (2)             11.2 %

Leendert G. Krol                                      1,000,000 (2)              5.1 %

Daniel B. Leonard                                     1,120,369 (2)              6.0 %

Dr. Roger Howard Mitchell                               180,494 (2)                * %

Dr. Roger David Morton                                  155,428 (2)                * %

L. Vann Downs
PO Box 1620, Pembroke GA 31321                           1,074,563                5.8%

William L. Downs
PO Box 1620, Pembroke GA 31321                           1,489,403                8.1%

Officer and Directors of the Company as a group
  (7 persons)                                         6,480,555 (2)             30.8 %

*  Less  than  1%.

     1. It is the understanding of the Company that all of these shares are held by the record shareholder in a nominal, fiduciary, trustee or similar capacity. The Company is unaware of the identities of the beneficial owners of these shares, with the exception of shares held by the Company's officers or directors included in such share positions.

     2. A director of the Company. Address is 2000 South Dairy Ashford, Suite 510, Houston, TX 77077. Mr. Jones and Mr. Krol are also executive officers of the Company. Includes options to purchase common shares at $0.24 through April 6, 2005 (71,428 options for Mr. Jones and 7,143 options for Mr. Mitchell).
Includes options to purchase 7,143 common shares at $0.24 through May 4, 2005 for Mr. Mitchell. Includes 192,643 options to purchase common shares at $0.24 through September 27, 2005 for Mr. Jones. Includes options to purchase 1,857 common shares at $0.24 through October 2, 2005 for Mr. Jones. Includes options to purchase common shares at $0.24 through May 11, 2006 (87,643 for Mr. Jones and 21,429 for Mr. Mitchell). Includes options to purchase common shares at $0.28 through January 31, 2007 (101,700 for Mr. Glazier, 28,250 for Mr. Irwin, 40,541 for Mr. Jones, 48,025 for Mr. Leonard, 64,285 for Mr. Mitchell and 28,250 for Mr. Morton). Includes options to purchase common shares at $0.27 through June 28, 2007 (198,300 for Mr. Glazier, 71,750 for Mr. Irwin, 55,888 for Mr.
Jones, 101,975 for Mr. Leonard and 71,750 for Mr. Morton). Includes options to purchase common shares at $0.18 through September 30, 2007 (75,000 for Messrs.
Glazier, Jones, Leonard, and Mitchell and 50,000 for Messrs. Irwin and Mr. Morton). Includes options to purchase common shares at $0.10 through March 5, 2008 for Mr. Krol. Includes 323,333 common shares for Mr. Leonard based upon conversion of a 10% Debenture with principal value of $97,000. Includes 325,000, 763,950, and 278,875 warrants to purchase common shares at an exercise price of $0.25 for Messrs. Glazier, Jones, and Leonard, respectively.
     3. The beneficial owner has sole ownership, with the exception of a total of 300,161 shares, where ownership is shared.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
           --------------------------------------------------

     Debentures payable at January 31, 2003 and 2002 include $97,000 payable to Mr. Leonard, a director of the Company. In September, 2002, Mr. Jones, Mr. Glazier and Mr. Leonard purchased subscriptions in a private placement by payment of $57,240, $20,000 and $8,000 and received 286,200, 100,000, and 40,000 common shares and warrants to purchase common shares with an exercise price of $0.25 through September 18, 2004, respectively. In January 2002, Mr. Jones purchased a subscription in a private placement by payment of $95,550 and received 477,750 common shares and 477,750 warrants to purchase common shares with an exercise price of $0.25 through January 29, 2004. Amounts totaling $24,681 and $99,140 were paid by the Company during fiscal 2003 and 2002 to a law firm in which Mr. Irwin is a partner. Accounts receivable at January 31, 2003 includes $31,600 receivable from Mr. Jones. See Notes 6 and 8 to the Consolidated Financial Statements for additional information regarding related party transactions.

ITEM  14.     CONTROLS  AND  PROCEDURES.
              --------------------------
(a)  Evaluation  of  disclosure  controls  and  procedures.

          The term "disclosure controls and procedures" (defined in SEC rule 13a-14(c)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's Chairman, who also serves as the Company's principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and he concluded that, as of such date, the Company's controls and procedures were effective.
(b)  Changes  in  internal  controls.

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

ITEM  15.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
              ------------------------------------------------------------------

(a)     Financial  Statements  and  Schedules.

     (1) The following is a list of and index to the Consolidated Financial Statements filed as part of this Registration Statement:


                              STAR RESOURCES CORP.

                   Index  to  Consolidated  Financial  Statements
                                                                            Page

Report  of  Independent  Auditors  -  Morgan  &  Company                      21
Consolidated  Financial  Statements:
     Consolidated  Balance  Sheets  -  January  31,  2003  and  2002          22
     Consolidated  Statements  of  Operations  and  Deficit  Accumulated
       During  the  Exploration  Stage  for  each  of  the  years  ended
       January  31,  2003,  2002  and  2001                                   23
     Consolidated  Statements  of  Cash  Flows  for  each  of  the  years
       ended  January  31,  2003,  2002  and  2001                            24
     Notes  to  Consolidated  Financial  Statements                           25

     (2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are not applicable, or the information required thereby is set forth in the Company's Consolidated Financial Statements or the Notes thereto.

     (3)  Exhibits  Filed  as  Part  of  this  Registration  Statement.

     See  Index  to  Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April  30,  2003                        STAR  RESOURCES  CORPORATION
                                        (Registrant)


                                        By:  /s/  Mark  E.  Jones,  III
                                             --------------------------
                                        MARK  E.  JONES,  III
                                        Chief  Executive  Officer  and  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






SIGNATURE                                   TITLE                      DATE
---------------------------  -----------------------------------   --------------
/s/ Mark E. Jones, III       Chief Executive Office and Director   April 30, 2003
______________________
Mark E. Jones, III*
_____________________                     Director                 April 30, 2003
Patrick L. Glazier*
_____________________                     Director                 April 30, 2003
Brian C. Irwin*
_____________________              President and Director          April 30, 2003
Leendert G. Krol*
_____________________                     Director                 April 30, 2003
Daniel B. Leonard*
____________________                      Director                 April 30, 2003
Dr. Roger Howard Mitchell*
______________________                    Director                 April 30, 2003
Dr. Roger David Morton*

By:  /s/ Mark E. Jones, III
___________________________
 Mark E. Jones, III
 Attorney-in-fact
 For persons indicated *

                                AUDITORS' REPORT

To  the  Shareholders  of
Star  Resources  Corporation
(An  exploration  stage  enterprise)

We have audited the consolidated balance sheets of Star Resources Corporation (an exploration stage enterprise) as at January 31, 2003 and 2002, and the consolidated statements of operations and deficit, and cash flows for the years ended January 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2003 and 2002, and the results of its operations and cash flows for the years ended January 31, 2003, 2002, and 2001, in accordance with Canadian generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.


Vancouver,  B.C.                                            "Morgan  &  Company"

April  15,  2003                                          Chartered  Accountants

     COMMENTS  BY  INDEPENDENT  AUDITORS  FOR  U.S.  READERS  ON
     CANADA-U.S.  REPORTING  CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as those described in
Note 1 of the consolidated financial statements. Our report to the shareholders, dated April 15, 2003, is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the Auditors' Report when the uncertainty is adequately disclosed in the financial statements.


Vancouver,  B.C.                                            "Morgan  &  Company"

April  15,  2003                                          Chartered  Accountants


                                    STAR RESOURCES CORP.
                             (AN EXPLORATION STAGE ENTERPRISE)
                                CONSOLIDATED BALANCE SHEETS


                                                      January 31, 2003    January 31, 2002
                                                     ------------------  ------------------
                                                             (In Canadian Dollars)
ASSETS
Current assets:
   Cash                                              $          22,734   $         493,305
   Accounts receivable                                          38,962              14,838
                                                     ------------------  ------------------
                                                                61,696             508,143
Property, plant, and equipment, at cost:
  Mineral properties and deferred
     expenditures (Note 3)                                           -           2,942,086
  Diamond sorting and recovery pilot plant                   1,905,873           1,905,873
  Buildings, equipment and other                               101,853             143,421
  Accumulated depreciation                                  (1,982,185)         (1,995,438)
                                                     ------------------  ------------------
                                                                25,541           2,995,942
                                                     ------------------  ------------------

Other assets                                                     9,018              12,289
                                                     ------------------  ------------------
Total assets                                         $          96,255   $       3,516,374
                                                     ==================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities          $         124,680   $         132,086
                                                     ------------------  ------------------
Total current liabilities                                      124,680             132,086

Debentures (Note 4)                                          1,278,595           1,278,595
Interest payable (Note 4)                                      250,114             122,604
Commitments and contingencies (Note 9)

Shareholders' equity (deficit)
   Common share capital, no par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 18,471,459
       (14,862,935 at January 31, 2002) (Note 5)            30,878,419          30,108,507
  Deficit accumulated during the exploration stage         (32,435,553)        (28,125,418)
                                                     ------------------  ------------------
Total shareholders' equity (deficit)                        (1,557,134)          1,983,089
                                                     ------------------  ------------------
Total liabilities and shareholders' equity           $          96,255   $       3,516,374
                                                     ==================  ==================

Approved by the Board of Directors.

See accompanying notes.



                                       STAR RESOURCES CORP.
                                (AN EXPLORATION STAGE ENTERPRISE)
                        CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                                              Year  Ended  January  31,

                                                          2003           2002           2001
                                                      -------------  -------------  -------------
                                                                (In Canadian Dollars)
Revenues:
  Interest income                                     $      1,618   $      6,514   $     11,383
  Gain on sale of equipment                                 10,740              -              -
                                                      -------------  -------------  -------------
                                                            12,358          6,514         11,383
Expenses:
  General and administrative (Note 10)                   1,020,729      1,693,363      1,677,442
  Finance charges                                           22,396         91,116         19,583
  Write-down of mineral properties (Note 3)              3,141,726         86,067              -
  Interest expense                                         127,510        122,932         11,755
  Translation (gains) losses                                10,132        (26,300)        (2,090)
                                                      -------------  -------------  -------------
                                                         4,322,493      1,967,178      1,706,690
                                                      -------------  -------------  -------------
Loss before provision for income taxes                  (4,310,135)    (1,960,664)    (1,695,307)
Provision for income taxes (Note 7)                              -              -              -
                                                      -------------  -------------  -------------
Net loss                                                (4,310,135)    (1,960,664)    (1,695,307)
Deficit accumulated during the exploration stage at
beginning of the year                                  (28,125,418)   (26,164,754)   (24,469,447)
                                                      -------------  -------------  -------------
Deficit accumulated during the exploration stage at
end of the year                                       $(32,435,553)  $(28,125,418)  $(26,164,754)
                                                      =============  =============  =============

Basic and diluted net loss per common share           $      (0.26)  $      (0.21)  $      (0.20)
                                                      =============  =============  =============

Weighted-average common shares outstanding              16,439,454      9,141,534      8,387,527

See accompanying notes.





                                         STAR RESOURCES CORP.
                                         STAR RESOURCES CORP.
                                  (AN EXPLORATION STAGE ENTERPRISE)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year  ended  January  31,
                                                                 2003          2002          2001
                                                             ------------  ------------  ------------
                                                                       (In Canadian Dollars)
Operating activities:
  Net loss                                                   $(4,310,135)  $(1,960,664)  $(1,695,307)
  Items not affecting cash:
    Depreciation                                                  28,924        88,358       234,852
    Write-down of mineral properties                           3,141,726        86,067             -
    Interest expense                                             127,510       122,604        11,755
    Other                                                          4,275           534             -
                                                             ------------  ------------  ------------
                                                              (1,007,700)   (1,663,101)   (1,448,700)
                                                             ------------  ------------  ------------
Changes in noncash working capital:
    Accounts receivable                                          (24,124)       93,672        30,993
    Prepaid expenses and other assets                                  -             -        (8,847)
    Accounts payable and accrued liabilities                      45,094       (63,507)       32,917
                                                             ------------  ------------  ------------
                                                                  20,970        30,165        55,063
                                                             ------------  ------------  ------------
Net cash used in operating activities                           (986,730)   (1,632,936)   (1,393,637)
Investing activities:
  Property acquisition and exploration                          (199,640)     (577,463)   (1,462,821)
  Buildings, equipment and other                                  (1,613)      (48,403)      (41,739)
                                                             ------------  ------------  ------------
Net cash used in investing activities                           (201,253)     (625,866)   (1,504,560)
                                                             ------------  ------------  ------------
Financing activities:
  Proceeds from issuances of common shares                       717,412     1,451,935     2,492,596
  Issuances of advances and notes payable (net)                        -      (445,000)      445,000
  Proceeds from issuance of convertible debentures                     -     1,278,595             -
                                                             ------------  ------------  ------------
Net cash provided by financing activities                        717,412     2,285,530     2,937,596
                                                             ------------  ------------  ------------

Increase (decrease) in cash and temporary cash investments      (470,571)       26,728        39,399
Cash and temporary cash investments, beginning of period         493,305       466,577       427,178
                                                             ------------  ------------  ------------
Cash and temporary cash investments, end of period           $    22,734   $   493,305   $   466,577
                                                             ============  ============  ============

See accompanying notes.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

1.  OPERATIONS

Star Resources Corp. ("the Company") was incorporated in 1986 in British Columbia, Canada, and has been engaged in the acquisition and exploration of mineral properties with the potential for economically recoverable reserves. Since fiscal year 1993, the Company has concentrated its efforts on the acquisition and exploration of mineral properties with the potential for economically recoverable diamonds. As discussed in Note 3, in fiscal 2003 the Company wrote off all costs capitalized as mineral properties and deferred expenditures based upon exploration results. The Company intends to pursue gold exploration opportunities that have large scale potential, with prospects in South America as the primary focus. See Note 3 for further discussion of the Company's mineral property interests.

SIGNIFICANT  ESTIMATES

The nature of the Company's operations results in significant expenditures for the acquisition and exploration of properties. None of the Company's properties have economically recoverable reserves or proven reserves at the current stage of exploration. The recoverability of the carrying value of mineral properties and deferred expenditures is dependent upon a number of factors including the existence of recoverable reserves, the ability of the Company to obtain financing to renew leases and continue exploration and development and the discovery of economically recoverable reserves.

GOING  CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company anticipates that amounts received for the sale of its diamond sorting and recovery plant in the first quarter of fiscal 2004 as discussed in Note 12 will be sufficient to satisfy the Company's cash needs for general and administrative expenses during the fiscal 2004. The Company has incurred operating losses and will require additional cash to obtain new leases and fund exploration activities during fiscal 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

All  amounts  are  in  Canadian  dollars  unless  noted  otherwise.

2.  SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada and comply in all material respects with United States generally accepted accounting principles except as discussed in
Note  11.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned United States subsidiary, Star U.S. Inc. ("Star"), and the three wholly-owned subsidiaries of Star, Diamond Operations, Inc. ("DOI"), Diamond Exploration, Inc. ("DEI") and Continental Diamonds, Inc. ("CDI") from their respective dates of acquisition. Significant intercompany balances and transactions have been eliminated.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

2.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

FOREIGN  CURRENCY  TRANSLATION

Transactions denominated in United States dollars or other foreign currencies during a year are translated at exchange rates prevailing at the date of the transaction. Exchange gains or losses resulting from such translations are included in the determination of net loss. Translation adjustments resulting from the process of translating monetary assets and liabilities of United States wholly owned subsidiaries into Canadian dollars are included in the determination of net loss. Property, plant and equipment of the United States wholly owned subsidiaries are translated into Canadian dollars at exchange rates prevailing at the date of the expenditure.

CASH  AND  TEMPORARY  CASH  INVESTMENTS

All instruments with a maturity of three months or less are considered to be temporary cash investments. Cash and temporary cash investments are carried at cost which approximates market.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

As of January 31, 2003 and 2002, the fair value of cash, accounts receivable and accounts payable including amounts due to and from related parties approximates carrying values because of the short term of these instruments.

MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

Direct acquisitions, evaluation and exploration expenditures are capitalized, reduced by sundry income, to be amortized over the recoverable mineral reserves if a property becomes commercially developed. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written off. Interest is capitalized on properties upon the commencement of active evaluation and preproduction activities, if significant. During the three-year period ended January 31, 2003, no interest was capitalized.

The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. Write-downs totaling $3,141,726 and $86,067 were recorded in fiscal 2003 and 2002, respectively

OTHER  PROPERTY,  PLANT  AND  EQUIPMENT

Buildings, equipment and other are depreciated on a straight-line basis over useful lives ranging from 3 to 25 years. The diamond sorting and recovery pilot plant (the "Plant") became fully operational in April 1994 and was depreciated on a straight-line basis over its estimated useful life of seven years.

INCOME  TAXES

The Company files a separate Canadian income tax return. The Company's United States subsidiaries file a consolidated United States income tax return. The Company provides future income taxes, when applicable, on items of income and expense reported in different periods for financial and income tax reporting purposes. At January 31, 2003, the Company has net operating loss carryforwards in excess of timing differences between financial and income tax reporting amounts which are not probable of realization. Accordingly, the future benefit of these net operating loss carryforwards are not reflected in the accompanying consolidated financial statements.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

2.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

LOSS  PER  COMMON  SHARE

The Company has adopted the new accounting standard for the calculation of loss per share, which follows the treasury stock method in the calculation of diluted loss per share and requires the presentation of both basic and diluted loss per share on the face of the consolidated statements of operations and deficit.

3.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

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

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

3.  MINERAL PROPERTIES AND DEFERRED EXPENDITURES  (CONTINUED)

American  Mine  Property

Pursuant to an agreement dated November 4, 1992, Diamond Exploration, Inc. ("DEI"), a wholly owned subsidiary of the Company, was granted a permit to explore a mineral property located in Pike County, Arkansas. The Company's Diamond Recovery Plant ("the Plant") is located on this leased property. In November 1996, the Company exercised its option to lease the property for 10 years upon the payment of $125,000 (U.S.). Yearly payments of $25,000 (U.S.) were required for each of the four years after the first year and $40,000 (U.S.) per year for the following five years, plus an additional $7,500 per year for surface rentals related to the Plant. Sampling was performed on the American Mine property in the first quarter of fiscal 1998. The Company excavated a 100-ton sample during fiscal 1998, and a total of 51 diamonds with a total carat weight of 9.591 were recovered, including two stones greater than one carat. During fiscal 2003 sampling was conducted on this property in conjunction with the sampling performed on the Black Lick Property as discussed above. The lease payment of $47,500(U.S.), due November 1, 2002, was not made by the Company. Due to the lease expiration and the exploration results discussed above, the capitalized costs related to the American Mine Property totaling $450,823 were written off in the third quarter of fiscal 2003.

As discussed in Note 12, in March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company's lease on the property through October 31, 2003.

Kimberlite  Mine  Property

In November 1998, the Company executed a lease on certain property in Pike County, Arkansas with a two-year term ending November 14, 2000 by payment of $15,000 (U.S.). The Company extended the lease to November 14, 2002 by payment of an additional $15,000 (U.S.) in November 2000. The Company allowed this lease to expire in November 2002, and the capitalized costs totaling $84,034 were written off in the third fiscal quarter of 2003.

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

                     (This portion of the page is intentionally left blank.)

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

3.  MINERAL PROPERTIES AND DEFERRED EXPENDITURES  (CONTINUED)

Mineral  properties  and  deferred  expenditures  were  as  follows:

                                            BALANCE AT                         BALANCE AT
                                            JANUARY 31              IMPAIRED   JANUARY 31
                                              2000      ADDITIONS  WRITE-OFFS      2001
Arkansas Properties:
   Southwest Properties:
        Acquisition costs                   $156,373  $   14,387  $         -  $  170,760
                                            --------  ----------  -----------  ----------
                                             156,373      14,387            -     170,760

   American Mine Property:
        Acquisition costs                    176,460      49,604            -     226,064
        Exploration costs                     76,977      57,490            -     134,467
                                            --------  ----------  -----------  ----------
                                             253,437     107,094            -     360,531

   Blacklick and Twin Knobs II Properties:
        Acquisition costs                    533,902     249,943            -     783,845
        Exploration costs                          -   1,068,229            -   1,068,229
                                            --------  ----------  -----------  ----------
                                             533,902   1,318,172            -   1,852,074

   Kimberlite Mine Property:
        Acquisition costs                     44,157      23,168            -      67,325
                                            --------  ----------  -----------  ----------
                                              44,157      23,168            -      67,325
                                            --------  ----------  -----------  ----------
Total acquisition costs                      910,892     337,102            -   1,247,994
Total exploration costs                       76,977   1,125,719            -   1,202,696
                                            --------  ----------  -----------  ----------
Total costs                                 $987,869  $1,462,821  $         -  $2,450,690
                                            ========  ==========  ===========  ==========

                                            BALANCE AT                               BALANCE AT
                                            JANUARY 31                   IMPAIRED    JANUARY 31
                                               2001        ADDITIONS    WRITE-OFFS      2002
Arkansas Properties:
   Southwest Properties:
        Acquisition costs                   $   170,760  $     7,410  $   (86,067)  $   92,103
                                            -----------  -----------  ------------  ----------
                                                170,760        7,410      (86,067)      92,103

   American Mine Property:
        Acquisition costs                       226,064       75,585            -      301,649
        Exploration costs                       134,467            -            -      134,467
                                            -----------  -----------  ------------  ----------
                                                360,531       75,585            -      436,116

   Blacklick and Twin Knobs II Properties:
        Acquisition costs                       783,845            -            -      783,845
        Exploration costs                     1,068,229      494,468            -    1,562,697
                                            -----------  -----------  ------------  ----------
                                              1,852,074      494,468            -    2,346,542

   Kimberlite Mine Property:
        Acquisition costs                        67,325            -            -       67,325
                                            -----------  -----------  ------------  ----------
                                                 67,325            -            -       67,325
                                            -----------  -----------  ------------  ----------
Total acquisition costs                       1,247,994       82,995      (86,067)   1,244,922
Total exploration costs                       1,202,696      494,468            -    1,697,164
                                            -----------  -----------  ------------  ----------
Total costs                                 $ 2,450,690  $   577,463  $   (86,067)  $2,942,086
                                            ===========  ===========  ============  ==========

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

3.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)


                                             BALANCE AT                           BALANCE AT
                                             JANUARY 31                IMPAIRED   JANUARY 31
                                               2002       ADDITIONS   WRITE-OFFS     2003
Arkansas Properties:
   Southwest Properties:
        Acquisition costs                   $   92,103  $    2,266  $   (94,369)          -
                                            ----------  ----------  ------------  ---------
                                                92,103       2,266      (94,369)          -

   American Mine Property:
        Acquisition costs                      301,649           -     (301,649)          -
        Exploration costs                      134,467      14,707     (149,174)          -
                                            ----------  ----------  ------------  ---------
                                               436,116      14,707     (450,823)          -

   Blacklick and Twin Knobs II Properties:
        Acquisition costs                      783,845           -     (783,845)          -
        Exploration costs                    1,562,697     165,958   (1,728,655)          -
                                            ----------  ----------  ------------  ---------
                                             2,346,542     165,958   (2,512,500)          -

   Kimberlite Mine Property:
        Acquisition costs                       67,325           -      (67,325)          -
        Exploration costs                            -      16,709      (16,709)          -
                                            ----------  ----------  ------------  ---------
                                                67,325      16,709      (84,034)          -
                                            ----------  ----------  ------------  ---------
Total acquisition costs                      1,244,922       2,266   (1,247,188)          -
Total exploration costs                      1,697,164     197,374   (1,894,538)          -
                                            ----------  ----------  ------------  ---------
Total costs                                 $2,942,086  $  199,640  $(3,141,726)  $       -
                                            ==========  ==========  ============  =========


4.  DEBENTURES

In February 2002, the Company completed the issuance of $1,278,595 principal amount of 10% secured convertible debentures ("the Debentures"). The Debentures were convertible into 445,503 units at the rate of one unit for each $2.87 principal amount of Debenture until February 16, 2003. Each unit would consist of one common share of the Company and one share purchase warrant with an exercise price of $3.15, exercisable through August 16, 2003. The conversion and share purchase warrant prices above were adjusted to reflect the Company's seven for one share consolidation as disclosed in Note 5.

On February 11, 2003, the holders of the Debentures approved the amendment of the conversion price of the units to $0.30 and the extension of the maturity date of the Debentures to February 16, 2004. As amended, each of the 4,261,983 units would consist of one common share of the Company and one share purchase warrant with an exercise price of $0.30, exercisable through February 16, 2004. Upon conversion, $97,000 principal amount of 10% Debentures held by a director will be convertible only into common shares of the Company on the basis on one share for each $0.30 principal amount. Additionally, the terms of the Debenture were amended to include a mandatory conversion provision which will require conversion of all Debentures and exercise of all related warrants within 30 days after the closing price of the Company's common shares has exceeded $0.375 for ten consecutive trading days.

Interest at the rate of 10% is payable on conversion or maturity in cash, or at the election of the Company, in common shares valued at the weighted average trading price of the common shares of the Company for the ten trading days preceding the interest payment date. The Debentures are secured by a general security interest in the Company's current and future assets and by the stock of Star U.S., Inc. ("Star"), a wholly owned subsidiary of the Company, and a wholly-owned subsidiary of Star.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

5.  SHARE  CAPITAL

Common share issuances during the three years ended January 31, 2003 are as follows:


                                                        DATE                    NUMBER OF SHARES    PRICE PER SHARE    AMOUNT
Balance at January 31, 2000                                                        42,618,650                       $ 24,540,467
Common share options exercised         February 14 through September 28, 2000       3,536,000            (1)           1,142,930
Issued for conversion of convertible
 debentures                            February 14 through April 12, 2000           8,271,233         $ 0.165          1,364,754
Common share warrants exercised        February 29 through April 16, 2000           8,179,790           0.165          1,349,666
Issued for interest on convertible
 debentures                            February 29 through April 30, 2000             249,898            (2)             183,130
Issued for services                    November 2, 2000                               116,345           0.65              75,625
                                                                                  -----------                       ------------
Balance at January 31, 2001                                                        62,971,916                         28,656,572
Common share options exercised         March 21 through May 11, 2001                1,229,000            (3)             313,660
Common shares consolidated on a ratio
 of 7 to 1                             November 27, 2001                          (55,029,357)                                 -
Issued for cash                        January 29, 2002                             5,691,376           0.20           1,138,275
                                                                                  -----------                       ------------
Balance at January 31, 2002                                                        14,862,935                         30,108,507
Issued for services                    March 25, 2002                                 218,750           0.24              52,500
Common share options exercised         June 18, 2002                                  570,000            (4)             153,457
Issued for cash                        September 18, 2002                           2,819,774           0.20             563,955
                                                                                  -----------                       ------------
Balance at January 31, 2003                                                        18,471,459                       $ 30,878,419
                                                                                  ===========                       ============

(1)  Price ranged from $0.15 to $0.53
(2)  Price ranged from $0.62 to $0.93
(3)  Price ranged from $0.20 to $0.32
(4)  Price ranged from $0.24 to $0.28


On January 29, 2002 the Company completed a private placement of 5,691,376 units at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants had an expiration date of January 29, 2003, which was extended during fiscal 2003 to January 29, 2004. A total of $1,138,275 was received by the Company during the third and fourth quarters of fiscal 2002 representing subscriptions for the private placement. Included in that amount was a total of $188,325 representing subscriptions for 941,625 units by three of the Company's directors.

In March 2002 the Company issued a total of 218,750 common shares to three creditors to settle debts totaling $52,500, which were included in accounts payable and accrued liabilities as of January 31, 2002. During June 2002, the Company received proceeds of $153,457, representing the exercise by directors and employees of 570,000 common share options with exercise prices from $0.24 to $0.28.

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

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

6.  STOCK  OPTION  PLAN

The Company maintains a stock option plan for its directors, officers and employees and may issue up to 3,000,000 options. At the Company's annual meeting held July 23, 2002, shareholders approved an amendment of the 2001 Stock Option Plan (the "Plan") to increase the number of shares reserved for issuance under the Plan from 1,142,857 to 3,000,000. Under the terms of the plan, the exercise price of each option equals the closing market price of the Company's stock on the date of grant. No compensation expense is recognized when stock options are issued. Any consideration paid by the optionee on the exercise of options is credited to share capital. Through July 2002 all options were immediately vested and generally have a term of five years.

The activity in common stock option grants outstanding for the prior three fiscal years is as follows (the number and prices of options for prior years have been adjusted to reflect the seven for one share consolidation effective on November 27, 2001):

                                   2003                 2002                  2001
                          --------------------  ------------------   ----     ----
                                     Weighted              Weighted             Weighted
                                      Average               Average              Average
                            Amount     Price      Amount     Price    Amount      Price
                          ---------  ---------  ---------  --------   -------   --------
Outstanding, beginning
 of year                  1,475,000     $ 0.26    897,857    $ 4.48   748,571    $ 2.24
Granted                   1,145,000       0.22  1,044,143      0.44   692,286      4.97
Exercised                   570,000       0.27    175,571      0.26   505,143      2.24
Forfeited                   103,571       0.24    291,429      0.71    37,857      3.78
                          ---------  ---------  ---------  --------   -------   -------
Outstanding, end of
year (1)                  1,946,429  $    0.24  1,475,000    $ 0.26   897,857    $ 4.48
                          =========  =========  =========  ========   =======   =======

(1) A total of 438,572 options outstanding at January 31, 2003 (635,000 at January 31, 2002)
 were repriced to $0.24 effective January  17,  2002.  A  total  of  343,750  options  are subject  to  vesting requirements.


The following table summarizes information about stock options outstanding at January 31, 2003:

NUMBER OUTSTANDING
AT JANUARY 31,2003         ISSUE DATE          EXPIRATION DATE       EXERCISE PRICE
     14,286            December 14, 1999     December 14, 2004          $ 0.24
     82,142              April 6, 2000         April 6, 2005              0.24
     10,000               May 4, 2000           May 4, 2005               0.24
    206,929            September 27, 2000    September 27, 2005           0.24
      1,857              October 2, 2000       October 2, 2005            0.24
    123,358               May 11, 2001          May 11, 2006              0.24
    387,857             January 31, 2002      January 31, 2007            0.28
    570,000              June 28, 2002         June 28, 2007              0.27
    550,000            September 26, 2002    September 26, 2007           0.18


                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

7.  INCOME  TAXES

The Company has not incurred or paid any Canadian or United States income taxes since its inception. At January 31, 2003 the Company has Canadian noncapital loss carryforwards of approximately $2,096,000 which begin to expire in fiscal year 2004 and United States federal net operating loss carryforwards of approximately $18,357,000 (U.S.) which begin to expire in 2004.

United States net operating losses may be limited if more than a 50% ownership change has occurred with respect to any Company included in the consolidated group. If an ownership change has occurred, such losses are limited on an annual basis to the value of the respective Company on the date of change multiplied by the U.S. federal long-term, tax-exempt rate in effect for the period. In addition, some U.S. net operating losses may be subject to other limitations based on taxable income from wholly owned subsidiaries on a stand-alone basis.

At January 31, 2003, the Company has incurred approximately $538,000 of exploration and development costs which may be deducted against future Canadian taxable income subject to certain limitations.

As a result of the losses incurred in each year since inception of the Company, temporary differences between financial and tax basis of assets and liabilities are offset by operating loss carryforwards. The Company does not anticipate completion of the analysis of the temporary differences and the impact of ownership changes, if any, on net operating losses until such time as the Company becomes profitable. The Company does not anticipate any effect on the consolidated financial statements related to the ownership changes for Canadian or United States generally accepted accounting principles purposes.

8.  RELATED  PARTY  TRANSACTIONS

The chairman of the Company serves as chairman for a third party company with which the Company shares the cost of office space and certain administrative personnel. The chairman has significant share ownership of the Company. Debentures payable at January 31, 2003 and 2002 includes $97,000 payable to a director. Accounts receivable at January 31, 2003 includes $31,600 receivable from the chairman of the Company. Included in accounts payable and accrued liabilities at January 31, 2003 is approximately $37,700 payable to a law firm in which one of the Company's directors is a partner.

9.  COMMITMENTS  AND  CONTINGENCIES

Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On May 15, 1998, a legal action styled James Cairns and Stewart Jackson vs. Texas Star Resources Corporation d/b/a Diamond Star, Inc. was filed in the 215th Judicial District Court of Harris County, Texas, Cause No. 9822760 wherein the Plaintiffs allege, among other things, that the Company breached contractual agreements and committed fraud by not timely releasing or causing to be released from an escrow account required by Canadian law certain shares of the Company to which Plaintiffs allege that they were entitled to receive in calendar 1995 and, as a result of the Company's alleged actions with respect to the release of such shares, the Plaintiffs sought monetary damages for losses in share value, attorney's fees, court costs, expenses, interest and exemplary damages. In 1999, the litigation against the Company in Houston, Harris County, Texas, was dismissed by the court with prejudice, leaving only the claims of James M. Cairns, Jr. pending in British Columbia which is generally described below. The legal action in Texas is similar to one filed against the Company in the Supreme Court of British Columbia, Canada, in August 1996 styled Cause No.
C96493; James M. Cairns, Jr. vs. Texas Star Resources Corporation. In January 1993, the Plaintiffs were issued common stock of the Company in escrow which shares were to be released based on exploration expenditures by the Company on certain of its properties in Arkansas. The escrow requirements were imposed by the Vancouver Stock Exchange. Plaintiffs requested that all of the shares be released in 1995. At that time the Company believed that the release of said shares when requested by the Plaintiffs was inappropriate due to legal requirements and regulatory concerns. The shares were subsequently released to the Plaintiffs.

                             STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

9.  COMMITMENTS  AND  CONTINGENCIES (CONTINUED)

The Company intends to vigorously defend the allegations of the Plaintiffs in the pending litigation for damages in British Columbia and in Texas (if the case is appealed or refiled) and believes it has meritorious defenses to such claims. No proceedings in the action in British Columbia have been taken by the Plaintiff since March 30, 2000. However, the Company cannot provide any assurances that it will be successful, in whole or in part, with respect to its defense of the claims of the Plaintiffs. If the Company is not successful, any judgment obtained by Plaintiffs could have a material and adverse effect on its financial condition.

10.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consist  of  the  following:

                            2003        2002        2001
                         ----------  ----------  ----------
Consulting fees          $  134,605  $  197,473  $  175,357
Depreciation expense         28,924      88,359     234,852
Entertainment                31,884      40,823      49,542
Insurance                     7,385      22,075      22,860
Office expenses              61,639      94,796     108,620
Professional fees            68,767     109,420     145,624
Rent                         32,724      32,047      86,901
Repairs and maintenance     126,856     172,205      91,634
Salary                      423,802     700,014     547,678
Shareholder relations        30,126      91,826      66,397
Travel                       41,393     106,201     129,417
Utilities                    32,624      38,124      18,560
                         ----------  ----------  ----------
  Total                  $1,020,729  $1,693,363  $1,677,442
                         ==========  ==========  ==========


11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

The consolidated financial statements have been prepared in accordance with Canadian GAAP which differs in some respects from United States GAAP. The material differences in respect to these financial statements between Canadian and United States GAAP, and their effect on the Company's financial statements, are summarized below.

                             STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")(CONTINUED)

Mineral  Properties  and  Deferred  Expenditures

Under Canadian GAAP, companies have the option to defer mineral exploration expenditures on prospective properties until such time as it is determined that further work is not warranted, at which point property costs would be written off. Under United States GAAP, all exploration expenditures are expensed until an independent feasibility study has determined that the property is capable of commercial production. At this stage, the Company has not yet identified economically recoverable reserves on any of its properties. Accordingly, under United States GAAP, all exploration costs incurred are expensed.


                                                             2003          2002            2001
                                                        -------------  -------------  -------------
Loss in accordance with Canadian GAAP                   $ (4,310,135)  $ (1,960,664)  $ (1,695,307)
Deduct:
  Deferred exploration expenditures capitalized
    during the period                                              -       (494,468)    (1,125,719)

Add:
  Deferred exploration expenditures written off in the
    period that would have been expensed in a prior
    period                                                 1,697,164              -              -
                                                        -------------  -------------  -------------
Loss in accordance with United States GAAP              $ (2,612,971)  $ (2,455,132)  $ (2,821,026)
                                                        =============  =============  =============

Loss per share (United States GAAP)                     $  (0.16)       $  (0.27)      $  (0.34)
                                                        =============  =============  =============
Weighted average shares outstanding (United States
  GAAP)                                                   16,439,454      9,141,534      8,387,527
                                                        =============  =============  =============


                                                              2003          2002          2001
                                                          ------------  ------------  ------------
Shareholders' equity (deficiency) - Canadian GAAP         $ (1,557,134)  $ 1,983,089   $ 2,491,818
Mineral properties and deferred exploration expenditures             -    (1,697,164)   (1,202,696)
                                                          ------------  ------------  ------------
Shareholders' equity (deficiency) - United States GAAP    $ (1,557,134)  $   285,925   $ 1,289,122
                                                          ============  ============  ============


                                                             2003         2002          2001
                                                          ----------  ------------  ------------
Mineral properties and deferred exploration expenditures
 - Canadian GAAP                                          $        -  $ 2,942,086   $ 2,450,690
Mineral properties and deferred exploration expenditures
  expensed per United States GAAP                                  -   (1,697,164)   (1,202,696)
                                                          ----------  ------------  ------------
Mineral properties and deferred exploration expenditures
- United States GAAP                                      $        -  $ 1,244,922   $ 1,247,994
                                                          ==========  ============  ============

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2003

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

Foreign  Currency  Translation

Under United States GAAP for 2003 and 2002, shareholders' equity would reflect a foreign currency translation gain of $144,289 and $256,142, respectively.

Accounting  for  Stock  Options

The Company accounts for options granted according to requirements of Canadian GAAP, and those requirements are similar to the accounting prescribed in Accounting Principles Board Opinion No., "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. An alternative method under United States GAAP is the fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), which requires the use of option valuation models. Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its options granted to consultants, directors and employees under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2002 and 2003: risk-free interest rate of 5.25%; no dividends for any year; volatility factor of the expected life of the Company's common stock of 141% for 2003 (125% in fiscal 2002 and 104% in fiscal 2001); and a weighted average expected life of the option of three and one-half years.

The Company's pro forma information follows (the net loss per common share for fiscal 2001 has been adjusted to reflect the share consolidation in November,
2001):

                                             2002          2001          2000
Pro forma net loss                       $(4,468,492)  $(2,230,157)  $(4,249,941)
Pro forma net loss per common share        $ (0.27)      $ (0.24)      $ (0.47)


12.  SUBSEQUENT  EVENTS

In March 2003 the Company sold the Diamond Recovery Plant located on the American Mine Property to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company's lease on the property through October 31, 2003.

In March 2003, the Company issued to an officer options to purchase 1,000,000 common shares at $0.10 per share exercisable through March 5, 2008.

                                INDEX TO EXHIBITS


3.1 Certificate of Incorporation, Memorandum and Articles of Texas Star Resources Corporation (the "Company") dated March 12, 1986. (a)
3.1.1 Amendment to Certificate of Incorporation and Memorandum. (b)
3.1.2 Certificate of Change of Name dated October 30, 1996.
3.1.3 Amendment to the Company's Memorandum, effective November 27, 2001. (h)
10.6 Agreement dated July 28, 1992, between the Company and certain royalty holders (as set forth therein). (a)
10.7 Stock Purchase Agreement dated July 29, 1992, by and among the Company, DEI, James M. Cairns, Jr., Gandy Baugh and Stewart Jackson (such individuals being collectively referred to as the "DEI Shareholders"), and the Amendment thereto dated January 13, 1993. (a)
10.11 Prospecting Permit and Option to Lease dated November 4, 1992, between DEI and various interest holders. (a)
10.12 Agreement dated December 22, 1992, between the Company and certain royalty interest holders.(a)
10.16 Royalty Interest Agreement dated January 13, 1993, by and between the Company and the DEI Shareholders relating to the properties of the Company and DEI in Arkansas. (a)
10.40 Mining Lease between the Company and certain royalty interest holders dated November 4, 1996. (c)
10.42 Amendment No. 1 to Mining Lease between the Company and certain royalty interest holders dated November 1997. (d)
10.43 Mining Lease between the Company and ABJ Hammett Estate/ Trust dated September 11, 1997. (d)
10.47 Mining Lease Agreement and Lease Modification and Escrow Agreement dated December 16, 1999.(e)
10.48 Letter Agreement dated October 26, 2000 between the Company and McGeorge Contracting Co. (f)
10.49 Stripping Agreement dated October 31, 2000 between the Company and McGeorge Contracting Co. (f)
10.50 Lease Confirmation Agreement dated effective March 16, 2000. (g)
10.51 Mining Lease between the Company and ABJ Hammett Estate/ Trust dated November 15, 2000. (g)
10.52 Trust Deed for Debentures dated February 16, 2001 between the Company and Montreal Trust Company of Canada. (g)
10.53 Pledge Agreement for Shares of Star U.S., Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001. (g)
10.54 Pledge Agreement for Shares of Diamond Operations, Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001. (g)
22   Subsidiaries of the Registrant. (i)
23   Consent of Independent Auditors, Morgan & Company, dated April 30, 2003.
     (i)
24   Powers of Attorney dated April 22, 2003. (i)
99 Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (i)
_________________

(a) Filed as an exhibit to Registration Statement on Form 10 as filed on June 23, 1993.
(b) Filed as an exhibit to Form 8 Amendment No. 1 to Form 10 as filed on October 4, 1993.
(c) Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1997 as filed on May 13, 1997.
(d) Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1998 as filed on April 29, 1998.
(e) Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2000 as filed on April 28, 2000.
(f) Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2000 as filed on December 13, 2000.
(g) Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2001 as filed on April 27, 2001.
(h) Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2001 as filed on December 13, 2001.
(i)  Filed herewith.

     All Exhibits referred to in (a) through (h) above were filed with previous Securities and Exchange Commission filings of the Company (File No. 0-21968) and are incorporated herein by reference.