Form 10-Q
period 2003-04-30
STAR RESOURCES CORP
filed 2003-06-16
CIK 908177

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  April  30,  2003

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

Shares  of  Registrant's Common Stock outstanding as of June 9, 2003: 18,471,459



                              STAR RESOURCES CORP.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PAGE
PART I.  Financial Information

Item 1.     Financial Statements

     Consolidated Balance Sheets - January 31, 2002
     and April 30, 2003 (Unaudited) . . . . . . . . . . . . . . . . . . . .   1

     Interim Consolidated Statements of Operations and Deficit Accumulated
     During the Exploration Stage - Three Months Ended
     April 30, 2003 and 2002 (Unaudited). . . . . . . . . . . . . . . . . .   2

     Interim Consolidated Statements of Cash Flows - Three Months
     Ended April 30, 2003 and 2002 (Unaudited). . . . . . . . . . . . . . .   3

     Notes to Interim Consolidated Financial Statements (Unaudited) -
     April 30, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4


Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.. . . . . . . . . . . . . . . . .  10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk. . .  11

Item 4.     Controls and Procedures . . . . . . . . . . . . . . . . . . . .  12

PART II.  Other Information.

Item 1.     Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . .  12

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  12

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . .  12

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . .  12

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  12


SIGNATURES                                                                   13



                                  STAR RESOURCES CORP.
                            (AN EXPLORATION STAGE ENTERPRISE)

                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                     April 30, 2003    January 31, 2003
                                                    ----------------  ------------------
(In Canadian Dollars)
ASSETS
Current assets:
   Cash                                             $       368,343   $          22,734
   Accounts receivable                                       14,702              38,962
                                                    ----------------  ------------------
Total current assets                                        383,045              61,696

Plant and equipment, at cost:
  Diamond sorting and recovery plant                              -           1,905,873
  Equipment and other                                        70,818             101,853
  Accumulated depreciation                                  (52,470)         (1,982,185)
                                                    ----------------  ------------------
                                                             18,348              25,541
Other assets                                                  8,458               9,018
                                                    ----------------  ------------------
Total assets                                        $       409,851   $          96,255
                                                    ================  ==================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities         $       165,789   $         124,680
   Debentures payable (Note 3)                            1,278,595                   -
   Interest payable (Note 3)                                280,992                   -
                                                    ----------------  ------------------
Total current liabilities                                 1,725,376             124,680


Debentures payable (Note 3)                                       -           1,278,595
Interest payable (Note 3)                                         -             250,114
Commitments and contingencies (Note 6)
Shareholders' deficit:
   Common share capital, no par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 18,471,459
       (14,862,935 at January 31, 2002) (Note 5)         30,878,419          30,878,419
Deficit accumulated during the exploration stage        (32,193,944)        (32,435,553)
                                                    ----------------  ------------------
Total shareholders' deficit                              (1,315,525)         (1,557,134)
                                                    ----------------  ------------------
Total liabilities and shareholders' deficit         $       409,851   $          96,255
                                                    ================  ==================

See accompanying notes.







                                     STAR RESOURCES CORP.
                              (AN EXPLORATION STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                           DURING THE EXPLORATION STAGE (UNAUDITED)

                                                                Three Months Ended April 30,
                                                                  2003              2002
(In Canadian Dollars)
Revenues:
  Interest income                                         $        578          $        412
  Gains on sales of plant and equipment (Note 2)               446,647                     -
                                                          -------------         -------------
                                                               447,225                   412
Expenses:
  General and administrative (Note 7)                          155,686               225,110
  Finance charges                                               10,651                 8,274
  Interest expense                                              30,878                31,177
  Translation losses                                             8,401                 2,680
                                                          -------------         -------------
                                                               205,616               267,241
                                                          -------------         -------------
Income (loss) before provision for income taxes                241,609              (266,829)

Provision for income taxes                                           -                     -
                                                          -------------         -------------
Net income (loss)                                              241,609              (266,829)

Deficit accumulated during the exploration stage at the
beginning of the period                                    (32,435,553)          (28,125,418)
                                                          -------------         -------------
Deficit accumulated during the exploration stage at the
end of the period                                         $(32,193,944)         $(28,392,247)
                                                          =============         =============

Net income (loss) per common share - basic and diluted    $       0.01          $      (0.02)

Weighted-average common shares outstanding                  18,471,459            14,953,876
                                                          =============         =============
 See accompanying notes.




                                     STAR RESOURCES CORP.
                               (AN EXPLORATION STAGE ENTERPRISE)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                              Three Months Ended    April 30,
                                                                     2003             2002
(In Canadian Dollars)
OPERATING ACTIVITIES
Net income (loss)                                            $  241,609            $  (266,829)
Items not affecting cash:
    Depreciation                                                  4,111                  7,362
    Interest expense                                             30,878                 31,177
    Reserve for leasehold reclamation costs (Note 2)             73,365                      -
    Other                                                         1,957                  3,037
                                                             -----------           ------------
                                                                351,920               (225,253)
                                                             -----------           ------------
Changes in noncash working capital:
    Accounts receivable                                          24,260                (38,304)
    Accounts payable and accrued liabilities                    (30,571)                48,657
                                                             -----------           ------------
                                                                 (6,311)                10,353
                                                             -----------           ------------
Net cash provided by (used) in operating activities             345,609               (214,900)

INVESTING ACTIVITIES
Property acquisition and exploration                                  -                (25,391)
                                                             -----------           ------------
Net cash used in investing activities                                 -                (25,391)
                                                             -----------           ------------

Increase (decrease) in cash and temporary cash investments      345,609               (240,291)

Cash and temporary cash investments, beginning of period         22,734                493,305
                                                             -----------           ------------
Cash and temporary cash investments, end of period           $  368,343             $  253,014
                                                             ===========           ============

See accompanying notes.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2003

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

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended April 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004.

SIGNIFICANT  ESTIMATES

The nature of the Company's operations result in significant expenditures for the acquisition and exploration of properties. None of the Company's properties have been proven to have economically recoverable reserves or proven reserves at the current stage of exploration. As discussed in Note 2, during the fourth quarter of fiscal 2003 the Company wrote off all costs capitalized as mineral properties and deferred expenditures based upon exploration results.

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

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

ARKANSAS  PROPERTIES

Black  Lick  and  Twin  Knobs  II  Properties

On February 5, 1999, the Company entered into an agreement with Potlatch Corporation to purchase the surface rights to approximately 480 acres in Pike County, Arkansas located adjacent to the Company's American Mine Property for a total of approximately $313,000 (U.S.). In December 1999, the Company entered into an agreement with a third party lessor to lease the undersurface rights below the 480 acres described above. The consideration paid for the lease was $50,000 (U.S.), 500,000 shares of the Company and the transfer to the lessor of the surface rights which the Company purchased from Potlatch Corporation as described above. The lease grants the rights to explore, develop and extract diamond bearing material lying below overburden and the upper 50 feet of diamond bearing material on those areas for which the surface rights have been acquired and transferred to the lessor. The primary term of the lease is five years plus two-year extensions and will continue so long as there is commercial production. Royalties include 2% of gross sales subject to a minimum of $48,000 (U.S.) per year after the first seven years. The Company has the right to use the surface for plant and other facilities for additional royalties.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2003

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)

During fiscal 2001 through fiscal 2003, the Company conducted an exploration program to assess these prospects as well as the American Mine and Kimberlite Properties discussed below. Core samples totaling 14,374 feet were taken from 40 drilling locations on the Black Lick Property. Definition drilling commenced on the Twin Knobs II Property in the third fiscal quarter of 2001, and core samples totaling 1,211 feet were taken from five drilling locations. An analysis of a total of 238kg of lamproite from three different core samples from the American Mine Property and the Black Lick Property was performed and produced 14 microdiamonds and one macrodiamond. In July 2001 the Company excavated a bulk sample of approximately 10,000 tons on the Black Lick Property, and approximately 2,000 tons of the bulk sample was processed through the Company's diamond sampling plant. Three diamonds with a total carat weight of
0.38 were recovered, which was significantly less than the Company had anticipated.

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

In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company's lease on the property through October 31, 2003. The Company recorded a reserve for leasehold reclamation costs of approximately $70,000, representing the estimated costs of the Company's obligations to restore the Arkansas properties to their original condition prior to lease expiration and to perform reclamation activities as required by Arkansas regulatory authorities.

Kimberlite  Mine  Property

In November 1998, the Company executed a lease on certain property in Pike County, Arkansas with a two-year term ending November 14, 2000 by payment of

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2003

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)

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

3.  DEBENTURES

In February 2002, the Company completed the issuance of $1,278,595 principal amount of 10% secured convertible debentures ("the Debentures"). The Debentures were convertible into 445,503 units at the rate of one unit for each $2.87 principal amount of Debenture until February 16, 2003. Each unit would consist of one common share of the Company and one share purchase warrant with an exercise price of $3.15, exercisable through August 16, 2003. The conversion and share purchase warrant prices above were adjusted to reflect the Company's seven for one share consolidation in November 2001.

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

In the second quarter of fiscal 2004, several holders of the Debentures elected to convert a total of $197,000 principal amount and received 656,666 common shares and 656,666 share purchase warrants with exercise prices of $0.30. Additionally, during the second quarter of fiscal 2004, a total of approximately $43,000 of interest accrued on the principal amounts converted was paid via the issuance of a total of 239,781 shares, representing the conversion of the interest amounts at weighted average prices from $0.17 to $0.21 per share.

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

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2003

4. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (Continued)

Mineral  Properties  and  Deferred  Expenditures

Under United States GAAP, the preferred method for accounting for evaluation and exploration costs on properties without proven and probable reserves is to expense all costs incurred, other than acquisition costs, prior to the establishment of proven and probable reserves. The effect of the application of this method to the financial statements would be to increase net loss by $25,000 for the three months ended April 30, 2002.

Foreign  Currency  Translation

Under United States GAAP, shareholders' equity would reflect a foreign currency translation gain of approximately $144,000 at January 31, 2003 and a foreign currency translation loss of $7,000 at April 30, 2003.

5.  SHARE  CAPITAL

On January 29, 2002 the Company completed a private placement of 5,691,376 units at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants had an expiration date of January 29, 2003, which was extended during fiscal 2003 to January 29, 2004. The Company received a total of $1,138,275 during the third and fourth quarters of fiscal 2002 representing subscriptions for the private placement. Included in that amount was a total of $188,325 representing subscriptions for 941,625 units by three of the Company's directors.

In March 2002 the Company issued a total of 218,750 common shares to three creditors to settle debts totaling $52,500.

On September 18, 2002, the Company completed a private placement of 2,819,774 units at a price of $0.20 per unit, each unit consisting of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants have an expiration date of September 18, 2004. The Company received a total of $563,955 during fiscal 2003 representing subscriptions for the private placement. Included in that amount was a total of $85,240 representing subscriptions for 426,200 units by three of the Company's directors.

In March 2003 the Company issued 1,000,000 common share options with a five-year term and an exercise price of $0.10 to an officer. As of April 30, 2003, the Company has a total of 2,946,429 common share options outstanding at prices ranging from $0.10 to $0.28.

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

                                 APRIL 30, 2003

6.  COMMITMENTS AND CONTINGENCIES (continued)

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

7.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consisted  of  the  following:



                              Three Months Ended April 30
                         ---------------------------------
                                    2003          2002
                         ---------------------------------
Consulting fees                 $      2,415  $     29,090
Depreciation expense                   4,111         7,362
Entertainment                          3,703         8,368
Insurance                                  -           873
Office expenses                        7,770        17,957
Professional fees                     20,253        17,869
Rent                                   7,633         8,369
Repairs and maintenance                4,501        21,693
Salary                                88,257        99,337
Shareholder relations                    831         5,078
Travel                                 9,460         4,433
Utilities                              6,752         4,681
                                ------------  ------------
  Total                         $    155,686  $    225,110
                                ============  ============


8.  SUBSEQUENT  EVENT

In May 2003 the Company entered into a letter of intent to acquire an option to purchase 4000 hectares of mineral exploration licenses in Brazil known as the Tocantinzinho Garimpo. The property is located in the Tapajos Gold District in the State of Para, Brazil. Subject to the completion of due diligence, the

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2003

8.  SUBSEQUENT EVENT (CONTINUED)

preparation of a technical report, the execution of a formal agreement and approval of the TSX Venture Exchange, the Company will have an option to acquire a 100% interest in the Tocantinzinho Property for a four year period in consideration for aggregate payments totaling US$360,000 and aggregate issuances of a total of 2,400,000 shares of the Company, both to be distributed over four years. Additionally, the Company committed to expend at least US$1,000,000 on exploration, of which US$300,000 shall be expended prior to the first anniversary of the closing date of the formal agreement. The payments totaling US$360,000 discussed above will be included as exploration expenditures in meeting the exploration expenditure commitment of US$1,000,000 above. The optionors will be entitled to a sliding scale net smelter return royalty ranging from 2.5% to 3.5% which is tied to market gold prices. Royalties will be reduced by the amount of any royalties payable to underlying owners and the Government of Brazil.


































             (This portion of the page is intentionally left blank.)

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q under "Part I - Item 1. Financial Information," "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part II - Item 1. Legal Proceedings" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success (or lack thereof) with respect to the Company's exploration and development operations on its properties; the Company's ability to raise capital and the terms thereof; the acquisition of additional mineral properties; changes in business strategy or development plans; exploration and other property writedowns; the continuity, experience and quality of the Company's management; changes in or failure to comply with government regulations or the lack of government authorization to continue certain projects; the outcome of litigation matters, and other factors referenced from time to time in the Company's filings with the Securities and Exchange Commission. The use in this Form 10-Q of such words as "believes", "plans", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of any of its exploration properties.

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
               -----------------------------------------------------------------
               RESULTS  OF  OPERATIONS
               -----------------------

     Results of Operations - For the Three Month Periods Ended April 30, 2003 and 2002

     All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of June 10, 2003, the exchange rate is $1.00 (Canadian) = $0.7327 (U.S.)

     The Company is in the exploration stage and has no revenues from operations other than rental income related to the Diamond Recovery Plant ("the Plant") totaling approximately $1,079,000 from inception and gains on sales of the Plant and equipment. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company's existing properties are diamond prospects in Arkansas. As discussed in Note 2, the Company does not intend to continue exploration activities on the Arkansas Properties. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. During fiscal 2003 the Company decided to cease exploration activities in Arkansas due to disappointing exploration results, and the total of $3,141,726 of accumulated capitalized costs related to the Arkansas leases were written off.

     The Company's revenues during the quarter ended April 30, 2003 are primarily comprised of the gain from the sale of the diamond sorting and recovery plant ("the Plant"). The Plant was sold to a third party for US$350,000 and was fully depreciated at disposal. As discussed in Note 2, the Plant is located on the American Mine Property. The Company recorded a reserve for leasehold reclamation of approximately US$50,000, which represents the estimated costs to return the leased property to its original condition and to complete environmental reclamation as required by the Arkansas regulatory authorities. During the quarter ended April 30, 2002 the Company's revenues were comprised entirely of interest income. The Company has not received any revenues from mining operations from inception.

     General and administrative expenses during the first quarter decreased by approximately $69,000, or 31%, from fiscal 2003 to fiscal 2004. The reduction is due to the curtailment of exploration activities in Arkansas, which was effective in the fourth quarter of fiscal 2003. During the first quarter of 2004 the Company hired a new president and commenced the evaluation of several mineral prospects, principally gold prospects. These efforts resulted in the signing of a letter of intent to acquire an option to purchase 4000 hectares of mineral exploration licenses in Brazil known as the Tocantinzinho Garimpo. The Company anticipates that general and administrative expenses during fiscal 2004 will increase from the level experienced in the first quarter of fiscal 2004 as the Company incurs consulting and exploration expenditures related to the above prospect.

FINANCIAL  CONDITION;  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of April 30, 2003 and January 31, 2003, the Company had working capital deficits of $1,342,331 and $62,984, respectively. The increase in the working capital deficit from January 31, 2003 to April 30, 2003 is primarily due to the classification of the Debentures and related interest (totaling $1,599,587 and $1,528,709, respectively) as current at April 30, 2003 and long-term at January 31, 2003. At April 30, 2003, the Company had current assets of $383,045, including $368,343 in cash and $14,702 in accounts receivable compared to total current liabilities of $1,725,376.

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

     The debenture financing was a private placement and was made pursuant to the private placement laws of Canada and pursuant to the exemptions provided by
Section 4(2), Rule 506 of Regulation D, and Regulation S under the United States Securities Act of 1933.

     The Company has no properties that have proven to be commercially developable and has no revenues from mining operations other than the rentals received from the Plant and the proceeds from the sales of the Plant and related equipment. The rights and interests in the Arkansas Properties constitute the Company's current mineral holdings, and the Company does not intend to pursue exploration activities in Arkansas in the future. At this point in time, the Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct exploration activities on new prospects, particularly the Toncantinzinho Property. The Company intends to seek additional equity financing during fiscal 2004, including the potential exercise or conversion of the 10% Debentures, warrants and outstanding options. The inability of the Company to raise further equity financing will adversely affect the Company's business plan, including its ability to acquire additional properties and perform exploration activities on such acquired properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company's limited and speculative asset base of exploration properties and prospects.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
             -----------------------------------------------------------------

     Not  applicable.

ITEM  4.     CONTROLS  AND  PROCEDURES.
             ---------------------------
(a)  Evaluation  of  disclosure  controls  and  procedures.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.
          ------------------------------------------------

     Any issuances or sales of equity securities resulting in cash proceeds to the Company described in "Part 1. Item 2. Liquidity and Capital Resources", were made in reliance on exemptions from registration provided by Regulation D, Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

                                           STAR  RESOURCES  CORP.
                                           (Registrant)


     Dated:  June  16,  2003               By:   /s/  Mark  E.  Jones,  III
                                                 --------------------------
                                           MARK  E.  JONES,  III
                                           Chairman
                                           (and  principal  financial  officer)

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

Dated:  June  16,  2003

                                        /s/  Mark  E.  Jones,  III
                                        --------------------------
                                        Mark  E.  Jones,  III
                                        Chairman
                                        (and  principal  financial  officer)

                                INDEX OF EXHIBITS




Exhibit No.  Description of Exhibits
-----------  ------------------------------------------------------------------------------------
10.55        Second Supplemental Indenture between the Company and Computershare Trust
             Company of Canada dated February 11, 2003.
99           Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.