Form 10-Q
period 2003-07-31
STAR RESOURCES CORP
filed 2003-09-15
CIK 908177

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  July  31,  2003

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

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such filing requirements for the past 90 days.  Yes
X  No__

Shares  of  Registrant's  Common  Stock  outstanding  as  of  September 9, 2003:
21,071,907



                              STAR RESOURCES CORP.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                             PAGE
PART I.     Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheets - January 31, 2003
     and July 31, 2003 (Unaudited). . . . . . . . . . . . . . . . . . . . .   1

     Interim Consolidated Statements of Operations and Deficit Accumulated
     During the Exploration Stage - Three and Six Months Ended
     July 31, 2003 and 2002 (Unaudited) . . . . . . . . . . . . . . . . . .   2

     Interim Consolidated Statements of Cash Flows - Three and Six Months
     Ended July 31, 2003 and 2002 (Unaudited) . . . . . . . . . . . . . . .   3

     Notes to Interim Consolidated Financial Statements (Unaudited) -
     July 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.. . . . . . . . . . . . . . . . .  10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk. . .  12

Item 4.     Controls and Procedures . . . . . . . . . . . . . . . . . . . .  12

PART II.     Other Information.

Item 1.     Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . .  12

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  12

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . .  13

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14





                                    STAR RESOURCES CORP.
                              (AN EXPLORATION STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                          July 31, 2003    January 31, 2003
                                                         ---------------  -----------------
                                                                (In Canadian Dollars)
ASSETS
Current assets:
   Cash                                                  $      144,622   $          22,734
   Accounts receivable                                              634              38,962
                                                         ---------------  ------------------
Total current assets                                            145,256              61,696

Property, plant and equipment, at cost:
  Mineral properties and deferred expenditures (Note 2)          49,126                   -
  Diamond sorting and recovery plant                                  -           1,905,873
  Equipment and other                                            68,788             101,853
  Accumulated depreciation                                      (55,136)         (1,982,185)
                                                         ---------------  ------------------
                                                                 62,778              25,541

Other assets                                                      8,303               9,018
                                                         ---------------  ------------------
Total assets                                             $      216,337   $          96,255
                                                         ===============  ==================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities              $      176,193   $         124,680
   Debentures payable (Note 3)                                1,081,595                   -
   Interest payable (Note 3)                                    265,213                   -
                                                         ---------------  ------------------
Total current liabilities                                     1,523,001             124,680


Debentures payable (Note 3)                                           -           1,278,595
Interest payable (Note 3)                                             -             250,114
Commitments and contingencies (Note 6)
Shareholders' deficit:
   Common share capital, no par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 19,475,032 (Note 5)     31,139,471          30,878,419
Deficit accumulated during the exploration stage            (32,446,135)        (32,435,553)
                                                         ---------------  ------------------
Total shareholders' deficit                                  (1,306,664)         (1,557,134)
                                                         ---------------  ------------------
Total liabilities and shareholders' deficit              $      216,337   $          96,255
                                                         ===============  ==================

See accompanying notes.






                                                STAR RESOURCES CORP.
                                         (AN EXPLORATION STAGE ENTERPRISE)
                           CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                                      DURING THE EXPLORATION STAGE (UNAUDITED)


                                                     Three Months Ended July 31,      Six Months  Ended July 31,
                                                       2003             2002            2003             2002
                                                  --------------  ----------------  -------------  ----------------
                                                                      (In Canadian Dollars)
Revenues:
  Interest income                                 $         273   $           351   $        851   $           763
  Gains on sales of plant and equipment (Note 2)              -                 -        446,647                 -
                                                  --------------  ----------------  -------------  ----------------
                                                            273               351        447,498               763

Expenses:
  General and administrative (Note 7)                   203,218           361,112        358,904           586,222
  Finance charges                                        11,479            14,836         22,130            23,110
  Interest expense                                       27,355            31,878         58,233            63,055
  Write-down of mineral properties                            -            59,020              -            59,020
  Translation (gains) losses                             10,412             1,700         18,813             4,380
                                                        252,464           468,546        458,080           735,787
                                                  --------------  ----------------  -------------  ----------------
Loss before provision for income taxes                 (252,191)         (468,195)       (10,582)         (735,024)
Provision for income taxes                                    -                 -              -                 -
                                                  --------------  ----------------  -------------  ----------------
Net loss                                               (252,191)         (468,195)       (10,582)         (735,024)
Deficit accumulated during the exploration
  stage at the beginning of the period              (32,193,944)      (28,392,247)   (32,435,553)      (28,125,418)
                                                  --------------  ----------------  -------------  ----------------
Deficit accumulated during the exploration
  stage at end of the period                      $ (32,446,135)  $   (28,860,442)  $(32,446,135)  $   (28,860,442)
                                                  ==============  ================  =============  ================

Net loss per common share                         $       (0.01)  $         (0.03)  $      (0.00)  $         (0.05)
                                                  ==============  ================  =============  ================
Weighted-average common shares outstanding           19,152,839        15,286,142     18,817,796        15,145,725

 See accompanying notes.




                                              STAR RESOURCES CORP.
                                       (AN EXPLORATION STAGE ENTERPRISE)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                Three Months    Ended July 31,    Six Months    Ended July 31,
                                                    2003             2002            2003            2002
                                               --------------  ----------------  ------------  ----------------
                                                                   (In Canadian Dollars)
OPERATING ACTIVITIES
Net loss                                       $    (252,191)  $      (468,195)  $   (10,582)  $      (735,024)
Items not affecting cash:
    Depreciation                                       5,830             7,361         9,941            14,723
    Interest expense                                  27,355            31,878        58,233            63,055
    Reserve for leasehold reclamation
      costs (Note 2)                                       -                 -        73,365                 -
    Write-down of mineral properties                       -            59,020             -            59,020
    Other                                                707               (97)        2,664             2,940
                                               --------------  ----------------  ------------  ----------------
                                                    (218,299)         (370,033)      133,621          (595,286)
                                               --------------  ----------------  ------------  ----------------
Changes in noncash working capital:
    Accounts receivable                               14,068            46,305        38,328             8,001
    Accounts payable and accrued liabilities          29,636            41,937          (935)           90,594
                                                      43,704            88,242        37,393            98,595
                                               --------------  ----------------  ------------  ----------------
Net cash provided by (used in) operating
  activities                                        (174,595)         (281,791)      171,014          (496,691)

INVESTING ACTIVITIES
Property acquisition and exploration                 (49,126)          (68,774)      (49,126)          (94,165)
Buildings, equipment and other                             -                 -             -                 -
                                               --------------  ----------------  ------------  ----------------
Net cash used in investing activities                (49,126)          (68,774)      (49,126)          (94,165)

FINANCING ACTIVITIES
Proceeds from issuance of common shares                    -           153,457             -           153,457
                                               --------------  ----------------  ------------  ----------------
Net cash provided by financing activities                  -           153,457             -           153,457
                                               --------------  ----------------  ------------  ----------------
Increase (decrease) in cash and temporary
  cash investments                                  (223,721)         (197,108)      121,888          (437,399)
Cash and temporary cash investments,
  beginning of period                                368,343           253,014        22,734           493,305
                                               --------------  ----------------  ------------  ----------------
Cash and temporary cash investments,
  end of period                                $     144,622   $        55,906   $   144,622   $        55,906
                                               ==============  ================  ============  ================

See accompanying notes.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2003

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

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004.

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

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

TOCANTINZINHO  PROPERTIES

In August 2003 the Company acquired a total of 28,275 hectares in the Tapaj s gold district in Para State, Brazil under an option agreement with two individuals. The option agreement entitles the Company to acquire a 100% interest in the Tocantinzinho Properties over a four-year period in consideration for the staged payment of US$465,000, the staged issuance of 2,600,000 shares of the Company and the expenditure of US$1,000,000. A total of US$300,000 must be expended by July 31, 2004. Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to the owners of the mineral rights of the Tocantinzinho Properties (the "Underlying Agreements") totaling US$1,600,000 over a four-year period, of which US$80,000 is due in the year ended July 31, 2004. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of US$7,000 per month. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of US$1,000,000 and $300,000 discussed above. The option agreement is cancelable by the Company without obligation other than the initial payment of $US75,000 and 1,100,000 shares of the Company and the expenditure of US$300,000 by July 31, 2004.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2003

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)

The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and US$75,000. The shares are subject to resale restrictions for a period of four months.

The optionors are entitled to a sliding scale net smelter return royalty ranging from 2.5% for gold prices below US$400 per ounce and 3.5% for gold prices in excess of US$500 per ounce. Royalties will be reduced by the amount of any royalties payable to underlying owners and the Government of Brazil. Star proposes to carry out a 1500 meter diamond drilling program on the project in the early fall. Total net capitalized costs totaling $49,126 were recorded in the second quarter of fiscal 2004 related to the acquisition of the Tocantinzinho Properties.

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

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2003

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)

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

In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company's lease on the property through October 31, 2003. The Company recorded a reserve for leasehold reclamation costs of approximately $70,000, representing the estimated costs of the Company's obligation to restore the Arkansas properties to their original condition prior to lease expiration and to perform reclamation activities as required by Arkansas regulatory authorities.

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

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2003

3.  DEBENTURES  (CONTINUED)

On February 11, 2003, the holders of the Debentures approved the amendment of the conversion price of the units to $0.30 and the extension of the maturity date of the Debentures to February 16, 2004. As amended, each of the 4,261,983 units would consist of one common share of the Company and one share purchase warrant with an exercise price of $0.30, exercisable through February 16, 2004. Upon conversion, $97,000 principal amount of 10% Debentures held by a director will be convertible only into common shares of the Company on the basis on one share for each $0.30 principal amount. Additionally, the terms of the Debenture were amended to include a mandatory conversion provision of all Debentures and exercise of all related warrants within 30 days after the closing price of the Company's common shares has exceeded $0.375 for ten consecutive trading days.

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

In the second quarter of fiscal 2004, several holders of the Debentures elected to convert a total of $197,000 principal amount and received 656,666 common shares and 656,666 common share purchase warrants with exercise prices of $0.30. Additionally, during the second quarter of fiscal 2004, a total of approximately $43,000 of interest accrued on the principal amounts converted was paid via the issuance of a total of 239,781 shares, representing the conversion of the interest amounts at weighted average prices from $0.17 to $0.21 per share.

4. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in some respects from United States GAAP. The material differences in respect to these financial statements between Canadian and United States GAAP, and their effect on the Company's financial statements, are summarized below.

Mineral  Properties  and  Deferred  Expenditures

Under United States GAAP, the preferred method for accounting for evaluation and exploration costs on properties without proven and probable reserves is to expense all costs incurred, other than acquisition costs, prior to the establishment of proven and probable reserves. The effect of the application of this method to the financial statements would be to increase net loss by approximately $92,000 for the six months ended July 31, 2002.

Foreign  Currency  Translation

Under United States GAAP, shareholders' equity would reflect a foreign currency translation gain of approximately $144,000 at January 31, 2003 and a foreign currency translation loss of approximately $6,000 at July 31, 2003.

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

                                  JULY 31, 2003

5.  SHARE  CAPITAL  (CONTINUED)

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

In March 2003 the Company issued 1,000,000 common share options with a five-year term and an exercise price of $0.10 to an officer. As of July 31, 2003, the Company had a total of 2,946,429 common share options outstanding at prices ranging from $0.10 to $0.28.

In July 2003 the Company issued a total of 107,126 common shares to three creditors to settle debts totaling $20,917.

During the third quarter of fiscal 2004 officers, directors and employees elected to exercise 1,596,875 options with exercise prices from $0.18 to $0.28, and the Company received total exercise proceeds of $396,166. In August 2003 the Company issued a total of 1,622,500 common share options with a five-year term and an exercise price of $0.30 to officers, directors and employees.

6.  COMMITMENTS  AND  CONTINGENCIES

Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On  May  15,  1998,  a  legal action styled James Cairns and Stewart Jackson vs.
                                            ------------------------------------
Texas Star Resources Corporation d/b/a Diamond Star, Inc. was filed in the 215th
    -----------------------------------------------------
Judicial District Court of Harris County, Texas, Cause No. 9822760 wherein the Plaintiffs allege, among other things, that the Company breached contractual agreements and committed fraud by not timely releasing or causing to be released from an escrow account required by Canadian law certain shares of the Company to which Plaintiffs allege that they were entitled to receive in calendar 1995 and, as a result of the Company's alleged actions with respect to the release of such shares, the Plaintiffs sought monetary damages for losses in share value, attorney's fees, court costs, expenses, interest and exemplary damages. In 1999, the litigation against the Company in Houston, Harris County, Texas, was dismissed by the court with prejudice, leaving only the claims of James M. Cairns, Jr. pending in British Columbia, which is generally described below. The legal action in Texas is similar to one filed against the Company in the Supreme Court of British Columbia, Canada, in August 1996 styled Cause No.
C96493;  James  M. Cairns, Jr. vs. Texas Star Resources Corporation.  In January
         ----------------------------------------------------------
1993, the Plaintiffs were issued common stock of the Company in escrow which shares were to be released based on exploration expenditures by the Company on certain of its properties in Arkansas. The escrow requirements were imposed by the Vancouver Stock Exchange. Plaintiffs requested that all of the shares be released in 1995. At that time the Company believed that the release of said shares when requested by the Plaintiffs was inappropriate due to legal requirements and regulatory concerns. The shares were subsequently released to the Plaintiffs. The Company intends to vigorously defend the allegations of the Plaintiffs in the pending litigation in British Columbia and in Texas (if the case is appealed or refiled) and believes it has meritorious defenses to such claims. No procedings in the action in British Columbia have been taken by the Plaintiff since March 30, 2000. However, the Company cannot provide any assurances that it will be successful, in whole or in part, with respect to its defense of the claims of the Plaintiffs. If the Company is not successful, any judgement obtained by Plaintiffs could have a material and adverse effect on its financial condition.

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2003

7.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consisted  of  the  following:


                           Three Months   Ended July 31,   Six Months   Ended July 30,
                               2003            2002           2003           2002
                           -------------  ---------------  -----------  ---------------
  Consulting fees          $           -  $        79,439  $     2,344  $       108,529
  Depreciation expense             5,767            7,361        9,878           14,723
  Entertainment                    8,494            7,994       12,197           16,362
  Insurance                        1,059            4,861        1,059            5,734
  Office expenses                 12,201           14,307       21,471           32,264
  Professional fees               40,519            7,666       60,772           25,535
  Rent                             9,401            8,049       17,034           16,418
  Repairs and maintenance          9,286           61,649       13,787           83,342
  Salary                          74,861          123,849      163,118          223,186
  Shareholder relations           16,813           14,294       17,644           19,372
  Travel                          24,754           22,055       34,214           26,488
  Utilities                            -            9,588        5,323           14,269
                           -------------  ---------------  -----------  ---------------
    Total                  $     203,155  $       361,112  $   358,841  $       586,222
                           =============  ===============  ===========  ===============

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

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
               -----------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

     Results of Operations - For the Three and Six Month Periods Ended July 31, 2003 and 2002

     All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of September 12, 2003, the exchange rate is $1.00 (Canadian) = $0.7337 (U.S.)

     The Company is in the exploration stage and has no revenues from operations other than rental income related to the Diamond Recovery Plant ("the Plant") totaling approximately $1,079,000 from inception and gains on sales of the Plant and equipment. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company's existing properties are gold prospects in Brazil, as discussed in Note 2, which were acquired in August 2003 and on which the Company will begin exploration activities in the second half of fiscal 2004. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. As discussed in Note 2, during fiscal 2003 the Company decided to cease exploration activities in on its diamond prospects in Arkansas due to disappointing exploration results, and the total of $3,141,726 of accumulated capitalized costs related to the Arkansas leases were written off.

     The Company's revenues during the six months ended July 31, 2003 are primarily comprised of the gain from the sale of the diamond sorting and recovery plant ("the Plant"). The Plant was sold to a third party for US$350,000 and was fully depreciated at disposal. As discussed in Note 2, the Plant is located on the American Mine Property. The Company recorded a reserve for leasehold reclamation of approximately US$50,000, which represents the estimated costs to return the leased property to its original condition and to complete environmental reclamation as required by the Arkansas regulatory authorities. During the three months ended July 31 2003 and the three and six months ended July 31, 2002 the Company's revenues were comprised entirely of interest income. The Company has not received any revenues from mining operations from inception.

     General and administrative expenses during the first two quarters decreased by approximately $227,000, or 39%, from fiscal 2003 to fiscal 2004. Similarly, general and administrative expenses decreased by approximately 158,000 or 44% from the quarter ended July 31, 2002 to the quarter ended July 31, 2003. The reductions are due to the curtailment of exploration activities in Arkansas and the resulting closing of the Plant, which was effective in the fourth quarter of fiscal 2003. During the first quarter of 2004 the Company hired a new president and commenced the evaluation of several mineral prospects, principally gold prospects in Brazil. These efforts resulted in the signing of an option to purchase 28,275 hectares of mineral exploration licenses in Brazil known as the Tocantinzinho Properties. The Company anticipates that general and administrative expenses during the final two quarters of fiscal 2004 will increase from the level experienced in the first two quarters of fiscal 2004 as the Company incurs consulting and exploration expenditures related to the above prospect.

FINANCIAL  CONDITION;  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of July 31, 2003 and January 31, 2003, the Company had working capital deficits of $1,377,745 and $62,984, respectively. The increase in the working capital deficit from January 31, 2003 to July 31, 2003 is primarily due to the classification of the Debentures and related interest (totaling $1,346,808 and $1,528,709, respectively) as current at July 31, 2003 and long-term at January 31, 2003. At July 31, 2003, the Company had current assets of $145,256, including $144,622 in cash, compared to total current liabilities of $1,523,001.

     On February 11, 2003, the holders of the Debentures approved the amendment of the conversion price of the units to $0.30 and the extension of the maturity date of the Debentures to February 16, 2004. As amended, each of the 4,261,983 units would consist of one common share of the Company and one share purchase warrant with an exercise price of $0.30, exercisable through February 16, 2004. Upon conversion, $97,000 principal amount of 10% Debentures held by a director will be convertible only into common shares of the Company on the basis on one share for each $0.30 principal amount. Additionally, the terms of the Debenture were amended to include a mandatory conversion provision of all Debentures and exercise of all related warrants within 30 days after the closing price of the Company's common shares has exceeded $0.375 for ten consecutive trading days.

     In the second quarter of fiscal 2004, several holders of the Debentures elected to convert a total of $197,000 principal amount and received 656,666 common shares and 656,666 common share purchase warrants with exercise prices of $0.30. Additionally, during the second quarter of fiscal 2004, a total of approximately $43,000 of interest accrued on the principal amounts converted was paid via the issuance of a total of 239,781 shares, representing the conversion of the interest amounts at weighted average prices from $0.17 to $0.21 per share.

     The debenture financing was a private placement and was made pursuant to the private placement laws of Canada and pursuant to the exemptions provided by
Section 4(2), Rule 506 of Regulation D, and Regulation S under the United States Securities Act of 1933.

     During the third quarter of fiscal 2004 officers, directors and employees elected to exercise 1,596,875 options with exercise prices from $0.18 to $0.28, and the Company received total exercise proceeds of $396,166.

     The Company has no properties that have proven to be commercially developable and has no revenues from mining operations other than the rentals received from the Plant and the proceeds from the sales of the Plant and related equipment. The rights and interests in the Tocantinzinho Properties in Brazil and the American Mine Property in Arkansas constitute the Company's current mineral holdings, and the Company does not intend to pursue exploration activities in Arkansas in the future. At this point in time, the Company estimates that an initial exploration program on the Tocantinzinho Property will require the expenditure of at least US$300,000, which will be primarily funded by the option exercise in August 2003 discussed above. The Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct additional exploration activities on new prospects, particularly the Toncantinzinho Property. The Company intends to seek additional equity financing during fiscal 2004, including the potential exercise or conversion of the 10% Debentures, warrants and outstanding options. The inability of the Company to raise further equity financing will adversely affect the Company's business plan, including its ability to acquire additional properties and perform exploration activities on such acquired properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company's limited and speculative asset base of exploration properties and prospects.

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

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
               ------------------------------------------------------------

     The Company's Annual General Meeting of Shareholders was held July 30, 2003. The nominees elected as directors at such meeting and the number of shares voted for, against or withholding authority for each director are listed below:


                                 Shares
                    -------------------------------------
Director/ Nominee   In Favor   Against  Withheld  Abstain
                    ---------  -------  --------  -------
Patrick L. Glazier  4,218,289        -    39,769        -
Brian C. Irwin      4,218,289        -    39,769        -
Mark E. Jones, III  4,217,576        -    40,482        -
Daniel B. Leonard   4,218,289        -    39,769        -
Leendert G. Krol    4,217,576        -    40,482        -
Roger H. Mitchell   4,218,289        -    39,769        -
Roger D. Morton     4,218,289        -    39,769        -

The following is a brief description of each other matter submitted to vote at such meeting and the number of shares voted for, against or withholding authority:


                                                                                            Shares
                                                                              -------------------------------------

Description of matter                                                         In Favor   Against  Withheld  Abstain
----------------------------------------------------------------------------  ---------  -------  --------  -------
1.  To fix the number of directors at seven.                                  4,220,425   37,633         -        -
2.  To appoint Morgan & Co. as auditor.                                       4,220,603        -    37,455        -
3.  To authorize the directors to fix the
    renumeration to be paid to the auditors.                                  4,217,611   40,447         -        -
4.  To authorize the Directors to amend
    stock options.                                                            3,452,126   41,982         -  763,950
5.  To approve amendments to the
    Company's Stock Option Plan.                                              4,219,068   38,990         -        -
6.  To pass a special resolution changing the
    name of the Company to Jaguar Resources
    Corporation.                                                              5,553,602  757,042       427  238,875
7.  To pass a special resolution to alter the
    Company's memorandum to reflect the
    above name change.                                                        4,217,252   36,806         -        -
8.  To transact such other business as may properly come before the meeting.  4,221,252   36,806         -        -


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

                                      STAR  RESOURCES  CORP.
                                      (Registrant)


Dated:  September  15,  2003          By:   /s/  Mark  E.  Jones,  III
                                            --------------------------
                                            MARK  E.  JONES,  III
                                            Chairman
                                            (and  principal  financial  officer)

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

Dated:  September  15,  2003

                                             /s/  Mark  E.  Jones,  III
                                             --------------------------
                                             Mark  E.  Jones,  III
                                             Chairman
                                   (and  principal  financial  officer)

                                INDEX OF EXHIBITS

Exhibit No.  Description of Exhibits
-----------  ---------------------------------------------------------------------------------
10.56        Option Agreement, Tocantinzinho Project - Brazil dated July 31, 2003.

99           Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act o


