Form 10-Q
period 2003-10-31
STAR RESOURCES CORP
filed 2003-12-15
CIK 908177

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  October  31,  2003

               OR

[   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
          SECURITIES     EXCHANGE  ACT  OF  1934

                        Commission file number:  0-21968

                          JAGUAR RESOURCES CORPORATION
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

Shares  of  Registrant's  Common  Stock  outstanding  as  of  December 10, 2003:
30,079,770





                          JAGUAR RESOURCES CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


PAGE
PART I.  Financial Information

Item 1.     Financial Statements

     Consolidated Balance Sheets - January 31, 2003
     and October 31, 2003 (Unaudited) . . . . . . . . . . . . . . . . . . .   1

     Interim Consolidated Statements of Operations and Deficit Accumulated
     During the Exploration Stage - Three and Nine Months Ended
     October 31, 2003 and 2002 (Unaudited). . . . . . . . . . . . . . . . .   2

     Interim Consolidated Statements of Cash Flows - Three and Nine Months
     Ended October 31, 2003 and 2002 (Unaudited). . . . . . . . . . . . . .   3

     Notes to Interim Consolidated Financial Statements (Unaudited) -
     October 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . .   4


Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.. . . . . . . . . . . . . . . . .  10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk. . .  12

Item 4.     Controls and Procedures . . . . . . . . . . . . . . . . . . . .  12

PART II.    Other Information.

Item 1.     Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . .  13

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  13

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . .  13

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13



                                  JAGUAR RESOURCES CORPORATION
                                (AN EXPLORATION STAGE ENTERPRISE)

                             CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                           October 31, 2003    January 31, 2003
                                                          ------------------  -----------------
                                                                  (In Canadian Dollars)
ASSETS
Current assets:
   Cash                                                   $          43,808   $          22,734
   Accounts receivable                                               17,716              38,962
Total current assets                                                 61,524              61,696
                                                          ------------------  ------------------
Property, plant and equipment, at cost:
  Mineral properties and deferred expenditures (Note 2)             619,426                   -
  Diamond sorting and recovery plant                                      -           1,905,873
  Equipment and other                                                68,788             101,853
  Accumulated depreciation                                          (59,304)         (1,982,185)
                                                          ------------------  ------------------
                                                                    628,910              25,541

Other assets                                                          7,785               9,018
                                                          ------------------  ------------------
Total assets                                              $         698,219   $          96,255
                                                          ==================  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities               $         169,544   $         124,680
                                                          ------------------  ------------------
Total current liabilities                                           169,544             124,680


Debentures payable (Note 3)                                               -           1,278,595
Interest payable (Note 3)                                           291,940             250,114
Commitments and contingencies (Note 6)
Shareholders' equity (deficit):
   Common share capital, no par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 25,777,220 (Note 5)         32,947,233          30,878,419
Deficit accumulated during the exploration stage                (32,710,498)        (32,435,553)
Total shareholders' equity (deficit)                                236,735          (1,557,134)
                                                          ------------------  ------------------
Total liabilities and shareholders' equity (deficit)      $         698,219   $          96,255
                                                          ==================  ==================

See accompanying notes.





                                               JAGUAR RESOURCES CORPORATION
                                            (AN EXPLORATION STAGE ENTERPRISE)
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                                         DURING THE EXPLORATION STAGE (UNAUDITED)


                                                    Three Months Ended October 31,       Nine Months Ended October 31,
                                                         2003              2002              2003              2002
                                                  ----------------------------------------------------------------------
                                                                        (In Canadian Dollars)
Revenues:
  Interest income                                 $           277   $           418   $         1,128   $         1,181
  Gains on sales of plant and equipment (Note 2)                -                 -           446,647                 -
                                                  ----------------  ----------------  ----------------  ----------------
                                                              277               418           447,775             1,181
Expenses:
  General and administrative (Note 7)                     177,887           296,535           536,791           882,757
  Finance charges                                          58,449                 -            80,579            23,110
  Interest expense                                         26,727            32,228            84,960            95,283
  Write-down of mineral properties                              -         3,082,706                 -         3,141,726
  Translation (gains) losses                                1,577             4,784            20,390             9,164
                                                  ----------------  ----------------  ----------------  ----------------
                                                          264,640         3,416,253           722,720         4,152,040
                                                  ----------------  ----------------  ----------------  ----------------
Loss before provision for income taxes                   (264,363)       (3,415,835)         (274,945)       (4,150,859)
Provision for income taxes                                      -                 -                 -                 -
                                                  ----------------  ----------------  ----------------  ----------------
Net loss                                                 (264,363)       (3,415,835)         (274,945)       (4,150,859)
Deficit accumulated during the exploration
  stage at the beginning of the period                (32,446,135)      (28,860,442)      (32,435,553)      (28,125,418)
                                                  ----------------  -----------------  ---------------  ----------------
Deficit accumulated during the exploration
  stage at end of the period                      $   (32,710,498)  $   (32,276,277)  $   (32,710,498)  $   (32,276,277)
                                                  ================  ================  ================  ================

Net loss per common share - basic and diluted     $         (0.01)  $         (0.20)  $         (0.01)  $         (0.26)

Weighted-average common shares outstanding             21,903,690        17,000,273        19,857,731        15,770,701
                                                  ================  ================  ================  ================
 See accompanying notes.


                                             JAGUAR RESOURCES CORPORATION
                                           (AN EXPLORATION STAGE ENTERPRISE)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                Three Months Ended October 31,       Nine Months Ended October 31,
                                                    2003              2002              2003              2002
                                                                       (In Canadian Dollars)
OPERATING ACTIVITIES
Net loss                                       $      (264,363)  $    (3,415,835)  $      (274,945)  $      (4,150,859)
Items not affecting cash:
    Depreciation                                         4,168             7,177            14,109              21,900
    Interest expense                                    26,727            32,228            84,960              95,283
    Reserve for leasehold reclamation
      costs (Note 2)                                         -                 -            73,365                   -
    Write-down of mineral properties                         -         3,082,706                 -           3,141,726
    Other                                                  519               989             3,183               3,929
                                               ----------------  ----------------  -----------------  -----------------
                                                      (232,949)         (292,735)          (99,328)           (888,021)
                                               ----------------  ----------------  -----------------  -----------------
Changes in noncash working capital:
    Accounts receivable                                (17,082)          (46,907)           21,246             (38,906)
    Accounts payable and accrued liabilities            (6,649)            2,078            (7,584)             92,672
                                               ----------------  ----------------  -----------------  -----------------
                                                       (23,731)          (44,829)           13,662              53,766
                                               ----------------  ----------------  -----------------  -----------------
Net cash used in operating  activities                (256,680)         (337,564)          (85,666)           (834,255)

INVESTING ACTIVITIES
Property acquisition and exploration                  (240,300)         (105,475)         (289,426)           (199,640)
Buildings, equipment and other                               -            (1,613)                -              (1,613)
                                               ----------------  ----------------  -----------------  -----------------
Net cash used in investing activities                 (240,300)         (107,088)         (289,426)           (201,253)

FINANCING ACTIVITIES
Proceeds from issuance of common shares                396,166           563,955           396,166             717,412
                                               ----------------  ----------------  ----------------  ------------------
Net cash provided by financing activities              396,166           563,955           396,166             717,412
                                               ----------------  ----------------  ----------------  ------------------
Increase (decrease) in cash and temporary
  cash investments                                    (100,814)          119,303            21,074            (318,096)
Cash and temporary cash investments,
  beginning of period                                  144,622            55,906            22,734             493,305
                                               ----------------  ----------------  ----------------  ------------------
Cash and temporary cash investments,
  end of period                                $        43,808   $       175,209   $        43,808   $         175,209
                                               ================  ================  ================  ==================

See accompanying notes.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2003

1.  BASIS  OF  OPERATIONS

Jaguar Resources Corporation f/k/a Star Resources Corporation ("the Company") is engaged in the business of exploring for and, if warranted, developing mineral properties. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles. The consolidated financial statements are presented in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by Canadian and United States generally accepted accounting principles for complete financial statements.

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004.

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

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

TOCANTINZINHO  PROPERTIES

In August 2003 the Company acquired a total of 28,275 hectares in the Tapaj s gold district in Para State, Brazil under an option agreement with two individuals. The option agreement entitles the Company to acquire a 100% interest in the Tocantinzinho Properties over a four-year period in consideration for the staged payment of US$465,000, the staged issuance of 2,600,000 shares of the Company and the expenditure of US$1,000,000. A total of US$300,000 must be expended by July 31, 2004. Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to the owners of the mineral rights of the Tocantinzinho Properties (the "Underlying Agreements") totaling US$1,600,000 over a four-year period, of which US$80,000 is due in the year ended July 31, 2004. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of US$7,000 per month. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of US$1,000,000 and $300,000 discussed above. The option agreement is cancelable by the Company without obligation other than the initial payment of US$75,000 and 1,100,000 shares of the Company and the expenditure of US$300,000 by July 31, 2004.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2003

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)

The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and US$75,000. The shares are subject to resale restrictions for a period of four months.

The optionors are entitled to a sliding scale net smelter return royalty ranging from 2.5% for gold prices below US$400 per ounce and 3.5% for gold prices in excess of US$500 per ounce. Royalties will be reduced by the amount of any royalties payable to underlying owners and the Government of Brazil. The Company proposes to carry out a 1500 meter drilling program on the project in the fourth quarter of fiscal 2004. During the second and third quarters of fiscal 2004 net capitalized costs of $619,426 related to the Tocantinzinho Properties were recorded. Included in that amount were totals of $494,479 and $124,947 related to acquisition and exploration, respectively.

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

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2003

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)

American  Mine  Property

Pursuant to an agreement dated November 4, 1992, Diamond Exploration, Inc. ("DEI"), a wholly owned subsidiary of the Company, was granted a permit to explore a mineral property located in Pike County, Arkansas. The Company's Diamond Recovery Plant ("the Plant") was located on this leased property. In November 1996, the Company exercised its option to lease the property for 10 years upon the payment of $125,000 (U.S.). Yearly payments of $25,000 (U.S.) were required for each of the four years after the first year and $40,000 (U.S.) per year for the following five years, plus an additional $7,500 per year for surface rentals related to the Plant. Sampling was performed on the American Mine property in the first quarter of fiscal 1998. The Company excavated a 100-ton sample during fiscal 1998, and a total of 51 diamonds with a total carat weight of 9.591 were recovered, including two stones greater than one carat. During fiscal 2003 sampling was conducted on this property in conjunction with the sampling performed on the Black Lick Property as discussed above. The lease payment of $47,500(U.S.), due November 1, 2002, was not made by the Company. Due to the lease expiration and the exploration results discussed above, the capitalized costs related to the American Mine Property totaling $450,823 were written off in the third quarter of fiscal 2003.

In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company's lease on the property through October 31, 2003. The Company recorded a reserve for leasehold reclamation costs of approximately $70,000, representing the estimated costs of the Company's obligation to restore the Arkansas properties to their original condition prior to lease expiration and to perform reclamation activities as required by Arkansas regulatory authorities. The Company allowed the lease to expire effective November 1, 2003.

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

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2003
3.  DEBENTURES  (CONTINUED)

On February 11, 2003, the holders of the Debentures approved the amendment of the conversion price of the units to $0.30 and the extension of the maturity date of the Debentures to February 16, 2004. As amended, each of the 4,261,976 units would consist of one common share of the Company and one share purchase warrant with an exercise price of $0.30, exercisable through February 16, 2004. Additionally, the terms of the Debenture were amended to include a mandatory conversion provision of all Debentures and exercise of all related warrants within 30 days after the closing price of the Company's common shares has exceeded $0.375 for ten consecutive trading days.

Interest at the rate of 10% is payable on conversion or maturity in cash, or at the election of the Company, in common shares valued at the weighted average trading price of the common shares of the Company for the ten trading days preceding the interest payment date. The Debentures were secured by a general security interest in the Company's current and future assets and by the stock of Star U.S., Inc. ("Star"), a wholly owned subsidiary of the Company, and a wholly-owned subsidiary of Star.

In the second quarter of fiscal 2004, several holders of the Debentures elected to convert a total of $197,000 principal amount and received 656,666 common shares and 656,666 common share purchase warrants with exercise prices of $0.30. Additionally, during the second quarter of fiscal 2004, a total of approximately $43,000 of interest accrued on the principal amounts converted was paid via the issuance of a total of 239,781 shares, representing the conversion of the interest amounts at weighted average prices from $0.17 to $0.21 per share. During the third quarter of fiscal 2004, a director of the Company elected to convert $97,000 principal amount and received 323,333 common shares.

Effective October 31, 2003 a total of $984,595 principal amount of Debentures were automatically converted into 3,281,977 units of the Company in accordance with the February 11, 2003 amendments discussed in the third preceding paragraph. Each unit consisted of one common share and one common share purchase warrant with exercise prices of $0.30. Additionally, under terms of the mandatory conversion provision, the expiration date of all warrants issued upon conversion of the Debentures was established as December 1, 2003. During the fourth quarter of fiscal 2004, the Company received a total of $937,593, representing the exercise price of 3,125,311 warrants, and issued 3,125,311 common shares. A total of 813,332 common share warrants expired unused on December 1, 2003.

During the fourth quarter of fiscal 2004, a total of $291,940 of interest accrued on the principal amounts converted in October 2003 was paid via the issuance of a total of 889,741 shares, representing the conversion of the interest amounts at weighted average prices from $0.31 to $0.33 per share.

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

Mineral  Properties  and  Deferred  Expenditures

Under United States GAAP, the preferred method for accounting for evaluation and exploration costs on properties without proven and probable reserves is to expense all costs incurred, other than acquisition costs, prior to the establishment of proven and probable reserves. The effect of the application of this method to the financial statements would be to increase net loss by approximately $92,000 for the six months ended July 31, 2002, and to increase net loss by approximately $125,000 for the three and nine months ended October 31, 2003.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2003

4. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

Foreign  Currency  Translation

Under United States GAAP, shareholders' equity would reflect a foreign currency translation gain of approximately $144,000 at January 31, 2003 and a foreign currency translation loss of approximately $29,000 at October 31, 2003.

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

In March 2003 the Company issued 1,000,000 common share options with a five-year term and an exercise price of $0.10 to an officer. During the third quarter of fiscal 2004 officers, directors and employees elected to exercise 1,596,875 options with exercise prices from $0.18 to $0.28, and the Company received total exercise proceeds of $396,166. In August and October 2003 the Company issued 1,622,500 and 1,027,000 common share options with five-year terms and exercise prices of $0.30 and $0.40, respectively, to directors, employees and consultants. As of October 31, 2003, the Company had a total of 3,999,054 common share options outstanding at prices ranging from $0.10 to $0.40.

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

On  May  15,  1998,  a  legal action styled James Cairns and Stewart Jackson vs.
                                            ------------------------------------
Texas Star Resources Corporation d/b/a Diamond Star, Inc. was filed in the 215th
    -----------------------------------------------------
Judicial District Court of Harris County, Texas, Cause No. 9822760 wherein the Plaintiffs allege, among other things, that the Company breached contractual agreements and committed fraud by not timely releasing or causing to be released from an escrow account required by Canadian law certain shares of the Company to which Plaintiffs allege that they were entitled to receive in calendar 1995 and, as a result of the Company's alleged actions with respect to the release of such shares, the Plaintiffs sought monetary damages for losses in share value, attorney's fees, court costs, expenses, interest and exemplary damages. In 1999, the litigation against the Company in Houston, Harris County, Texas, was dismissed by the court with prejudice, leaving only the claims of James M. Cairns, Jr. pending in British Columbia, which is generally described below. The legal action in Texas is similar to one filed against the Company in the Supreme Court of British Columbia, Canada, in August 1996 styled Cause No.
C96493;  James  M. Cairns, Jr. vs. Texas Star Resources Corporation.  In January
         ----------------------------------------------------------

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2003

6.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

7.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consisted  of  the  following:


                             Three Months Ended October 31,   Nine Months Ended October 31,
                               2003              2002             2003             2002
  Consulting fees          $       12,572  $       23,307  $       14,916  $        131,836
  Depreciation expense              4,231           7,177          14,109            21,900
  Entertainment                     9,487          11,625          21,684            27,987
  Insurance                             -             880           1,041             6,614
  Office expenses                  10,845          14,833          32,420            47,097
  Professional fees                24,423          21,056          85,195            46,591
  Rent                              7,659           8,181          24,693            24,599
  Repairs and maintenance           7,880          42,205          21,667           125,547
  Salary                           72,452         135,456         235,633           358,642
  Shareholder relations             9,330           7,151          26,974            26,523
  Travel                           19,008          12,778          53,222            39,266
  Utilities                             -          11,886           5,237            26,155
                           --------------  --------------  --------------  ----------------
    Total                  $      177,887  $      296,535  $      536,791  $        882,757
                           ==============  ==============  ==============  ================


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

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
               -----------------------------------------------------------------
               RESULTS  OF  OPERATIONS
               -----------------------

     Results of Operations - For the Three and Nine Month Periods Ended October 31, 2003 and 2002

     All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of December 8, 2003, the exchange rate is $1.00 (Canadian) = $0.7712 (U.S.)

     The Company is in the exploration stage and has no revenues from operations other than rental income related to the Diamond Recovery Plant ("the Plant") totaling approximately $1,079,000 from inception and gains on sales of the Plant and equipment. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company's existing properties are gold prospects in Brazil, as discussed in Note 2, which were acquired in August 2003 and on which the Company will begin exploration activities in the final quarter of fiscal 2004. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. As discussed in Note 2, during fiscal 2003 the Company decided to cease exploration activities on its diamond prospects in Arkansas due to disappointing exploration results, and the total of $3,141,726 of accumulated capitalized costs related to the Arkansas leases were written off.

     The Company's revenues during the nine months ended October 31, 2003 are primarily comprised of the gain from the sale of the diamond sorting and recovery plant ("the Plant"). The Plant was sold to a third party for US$350,000 and was fully depreciated at disposal. As discussed in Note 2, the Plant is located on the American Mine Property. The Company recorded a reserve for leasehold reclamation of approximately US$50,000, which represents the estimated costs to return the leased property to its original condition and to complete environmental reclamation as required by the Arkansas regulatory authorities. During the three months ended October 31 2003 and the three and nine months ended October 31, 2002 the Company's revenues were comprised entirely of interest income. The Company has not received any revenues from mining operations from inception.

     General and administrative expenses during the first three quarters decreased by approximately $346,000, or 39%, from fiscal 2003 to fiscal 2004. Similarly, general and administrative expenses decreased by approximately 118,000 or 40% from the quarter ended October 31, 2002 to the quarter ended October 31, 2003. The reductions are due to the curtailment of exploration activities in Arkansas and the resulting closing of the Plant, which was effective in the fourth quarter of fiscal 2003. During the first quarter of 2004 the Company hired a new president and commenced the evaluation of several mineral prospects, principally gold prospects in Brazil. These efforts resulted in the signing of an option to purchase 28,275 hectares of mineral exploration licenses in Brazil known as the Tocantinzinho Properties. The Company anticipates that general and administrative expenses during the final quarter of fiscal 2004 will increase from the level experienced in the first three quarters of fiscal 2004 as the Company incurs consulting and exploration expenditures related to the above prospect.

FINANCIAL  CONDITION;  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of October 31, 2003 and January 31, 2003, the Company had working capital deficits of $108,020 and $62,984, respectively. At October 31, 2003, the Company had current assets of $61,524, including $43,808 in cash, compared to total current liabilities of $169,544.

     On February 11, 2003, the holders of the Debentures approved the amendment of the conversion price of the units to $0.30 and the extension of the maturity date of the Debentures to February 16, 2004. As amended, each of the 4,261,976 units would consist of one common share of the Company and one share purchase warrant with an exercise price of $0.30, exercisable through February 16, 2004. Upon conversion, $97,000 principal amount of 10% Debentures held by a director would be convertible only into common shares of the Company on the basis on one share for each $0.30 principal amount. Additionally, the terms of the Debenture were amended to include a mandatory conversion provision of all Debentures and exercise of all related warrants within 30 days after the closing price of the Company's common shares has exceeded $0.375 for ten consecutive trading days.

     In the second quarter of fiscal 2004, several holders of the Debentures elected to convert a total of $197,000 principal amount and received 656,666 common shares and 656,666 common share purchase warrants with exercise prices of $0.30. Additionally, during the second quarter of fiscal 2004, a total of approximately $43,000 of interest accrued on the principal amounts converted was paid via the issuance of a total of 239,781 shares, representing the conversion of the interest amounts at weighted average prices from $0.17 to $0.21 per share. During the third quarter of fiscal 2004, a director of the Company elected to convert $97,000 principal amount and received 323,333 common shares.

     Effective October 31, 2003 a total of $984,595 principal amount of Debentures were automatically converted into 3,281,977 units of the Company in accordance with the February 11, 2003 amendments discussed in the second preceding paragraph. Each unit consisted of one common share and one common share purchase warrant with exercise prices of $0.30. Additionally, under the terms of the mandatory conversion provision, the expiration date of all warrants issued upon conversion of the Debentures was established as December 1, 2003. During the fourth quarter of fiscal 2004, the Company received a total of $937,593, representing the exercise price of 3,125,311 warrants, and issued 3,125,311 common shares. A total of 813,332 common share warrants expired unused on December 1, 2003.

     During the fourth quarter of fiscal 2004, a total of $291,940 of interest accrued on the principal amounts converted was paid via the issuance of a total of 889,741 shares, representing the conversion of the interest amounts at weighted average prices from $0.31 to $0.33 per share.

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

     The Company has no properties that have proven to be commercially developable and has no revenues from mining operations other than the rentals received from the Plant and the proceeds from the sales of the Plant and related equipment. The rights and interests in the Tocantinzinho Properties in Brazil constitute the Company's current mineral holdings. At this point in time, the Company estimates that an initial exploration program on the Tocantinzinho Property will require the expenditure of at least US$300,000, which will be funded by the option and warrant exercises in the third and fourth quarters discussed above. The Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct additional exploration activities on new prospects, particularly the Toncantinzinho Property. The Company intends to seek additional equity financing during fiscal 2004, including the potential exercise of outstanding warrants. The inability of the Company to raise further equity financing will adversely affect the Company's business plan, including its ability to acquire additional properties and perform exploration activities on such acquired properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company's limited and speculative asset base of exploration properties and prospects.

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

                                     JAGUAR  RESOURCES  CORPORATION
                                     (Registrant)


     Dated:  December  12,  2003      By:   /s/  Mark  E.  Jones,  III
                                            --------------------------
                                            MARK  E.  JONES,  III
                                            Chairman
                                            (and  principal  financial  officer)

                                  CERTIFICATION
                                  -------------
     I, Mark E. Jones, III, Chairman of Jaguar Resources Corporation, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Jaguar Resources Corporation;

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

Dated:  December  12,  2003

                                            /s/  Mark  E.  Jones,  III
                                            --------------------------
                                            Mark  E.  Jones,  III
                                            Chairman
                                            (and  principal  financial  officer)

                                INDEX OF EXHIBITS






Exhibit No.                                      Description of Exhibits
----------                                       -----------------------
99             Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.