Form 10-K
period 2004-01-31
STAR RESOURCES CORP
filed 2004-04-30
CIK 908177

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                ________________

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2004
                        Commission file number:  0-21968

                          JAGUAR RESOURCES CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             BRITISH COLUMBIA                      76-0195574
 (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                          800 Bering Drive, Suite 208
                              Houston, Texas 77057
          (Address of Principal Executive Offices, including Zip Code)
                                 (713) 785-1278
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of April 19, 2004, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock of the Registrant quoted on the TSX Venture Exchange was $40,584,600 (Canadian). For purposes of calculating this amount, only directors, officers and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates.

Number of shares of Registrant's Common Stock outstanding as of April 19, 2004:
                                   36,073,871
                   Documents  incorporated  by  reference:  None.



                                   JAGUAR RESOURCES CORPORATION.
                                             FORM 10-K
                                         TABLE OF CONTENTS
  ITEM                                                                                      PAGE
NUMBER                                                                                     NUMBER
------                                                                                     ------

                                                PART I
Item 1.                        Business                                                          1
Item 2.                        Properties                                                        3
Item 3.                        Legal Proceedings                                                 6
Item 4.                        Submission of Matters to a Vote of Security Holders               6



                                                PART II

Item 5. . . . . . . . . . . .  Market For Registrant's Common Stock and
                                 Related Stockholder Matters                                     6
Item 6.                        Selected Financial Data                                           9
Item 7. . . . . . . . . . . .  Management's Discussion and Analysis of Financial Condition and
                                 Results of Operations . . .                                    10
Item 7A.                       Quantitative and Qualitative Disclosures About Market Risk       13
Item 8.                        Financial Statements and Supplementary Data                      13
Item 9. . . . . . . . . . . .  Changes in and Disagreements with Accountants on Accounting and
                                 Financial Disclosure. . . .                                    13
Item 9A.                       Controls and Procedures                                          13

                                                PART III

Item 10.                       Directors and Executive Officers of the Registrant               14
Item 11.                       Executive Compensation                                           15
Item 12.                       Security Ownership of Certain Beneficial Owners and Management   17
Item 13.                       Certain Relationships and Related Transactions                   18
Item 14.                       Principal Accounting Services and Fees                           19


                                                PART IV

Item 15.                       Exhibits, Financial Statement Schedules, and Reports on 8-K      19







ITEM  1.  BUSINESS
          --------

GENERAL  INFORMATION

     Jaguar Resources Corporation, formerly Star Resources Corp., ("the Company") is engaged in the business of exploring for and, if warranted, developing mineral properties and is concentrating its current acquisition and exploration efforts on those properties which the Company believes have large scale gold potential. The Company leases interests in properties located in the Tapajos Gold District of Brazil's northerly Para State (collectively the "Properties").

     The Company has two wholly-owned subsidiaries; Jaguar Resources do Brasil Ltda., a Brazilian corporation, and Star U.S. Inc., a Delaware corporation ("Star"). Star in turn owns 100% of the stock of three corporations, Diamond Exploration, Inc. and Continental Diamonds, Inc., both of which are Arkansas corporations ("DEI" and "CDI", respectively), and Diamond Operations, Inc., a Delaware corporation ("DOI"). All references to the Company herein include its subsidiaries unless otherwise noted. The Company's Consolidated Financial Statements referred to herein also include its subsidiaries. The Company's fiscal year ends January 31.

     The Company's principal office is located at 800 Bering Drive, Suite 208, Houston, Texas 77057. The Company had three (3) full-time employees at January 31, 2004; however, the Company retains consultants, independent contractors and part-time employees on an as-needed basis in connection with its exploration and development activities.

     The Company was incorporated under the Company Act (British Columbia) on March 12, 1986. The authorized capital of the Company consists of 100,000,000 shares of common stock without par value (the "Common Stock"), of which 36,073,871 shares were issued and outstanding as of April 19, 2004. The Common Stock of the Company ranks equally as to dividends, voting rights and participation in assets and is traded under the symbol "JRS" on the TSX Venture Exchange.

     Unless otherwise stated herein, all monetary amounts are expressed in Canadian dollars. At April 20, 2004, the exchange rate for conversion to United States dollars was $1.00 (Canadian) = U.S. $ 0.7389. Historical exchange rates for the last five years are set forth in Item 6 at page 10.

     The Company is subject to substantial risks with respect to exploration activities and will require additional capital during fiscal 2005 to conduct additional property exploration activities and to fund general and administrative expenses. See "Certain Risk Factors" and "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations".

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

     The Company completed three acquisitions in fiscal 1993 consistent with its focus on diamond exploration prospects, including acquisitions of the "Arkansas Properties" (defined below). During fiscal 1995 through 2003, the Company completed additional acquisitions in Arkansas and directly managed and funded exploration efforts on certain Arkansas Properties. In fiscal 2003 the Company decided to cease exploration efforts in Arkansas due to disappointing exploration results, and began to pursue mineral exploration prospects, particularly gold prospects in South America. During fiscal 2004 the Company acquired the mineral rights to two properties in Brazil, the Tocantinzinho and Mamoal Properties, as described below. The Company will continue to pursue mineral exploration prospects on a worldwide basis as opportunities arise, subject to adequate acquisition and exploration funding.

     Since its inception, the Company has no revenues from operations other than rental income from the Company's Diamond Recovery Plant ("the Plant") totaling $1,079,000, which was received during the three fiscal years ended January 31, 1999. In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.).

CERTAIN  RISK  FACTORS

     The Company's business plan to acquire additional exploration prospects and, if warranted, undertake development and mining operations are subject to numerous risks and uncertainties, including the following:

     LACK OF PROVEN PROPERTIES AND INSUFFICIENT EXPLORATION AND DEVELOPMENT FUNDS. At this point, all of the Company's exploration prospects and property interests (collectively the "Properties") are gold prospects in Brazil. While the Company has sufficient funds to complete the exploration phase currently underway, additional funds will be necessary in order for the Company to pursue further exploration on its existing properties and to acquire and develop additional exploration prospects. Certain of the Company's planned expenditures are discretionary and may be increased or decreased based upon funds available to the Company.

     As of January 31, 2004, the Company had sufficient cash to fund general and administrative expenses anticipated during fiscal 2005. As discussed above, the Company will be required to raise additional capital for additional exploration activity on its existing properties and acquisition of new exploration prospects during fiscal 2005. There can be no assurance that additional funds can be raised. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereinafter referred to as "MD & A").

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

     LIMITED EXPLORATION PROSPECTS. The Company's existing properties are gold prospects in Brazil. Accordingly, the Company does not have a diversified portfolio of exploration prospects either geographically or by mineral targets.

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
          ----------

     Currently, all of the Company's Properties are located in the Tapajos Gold District of Brazil's northerly Para State. The general location of the Company's Brazilian Properties is shown on the map provided below. The map is followed by a description of the Company's rights and interests in each of the Properties, including those Properties in the State of Arkansas where the Company's rights and interests have expired.

                               [GRAPHIC  OMITED]

BRAZILIAN  PROPERTIES

Tocantinzinho  Properties

In August 2003 the Company acquired the mineral rights to a total of 28,275 hectares in the Tapajos gold district in Para State, Brazil under an option agreement with two individuals. The option agreement entitles the Company to acquire a 100% interest in the Tocantinzinho Properties over a four-year period in consideration for the staged payment of $465,000 (U.S.), the staged issuance of 2,600,000 shares of the Company and the expenditure of $1,000,000 (U.S.). The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and $75,000 (U.S.). The Company made the second option payment, consisting of 200,000 common shares of the Company and $30,000 (U.S.), in February 2004.

The additional total commitment under the option agreement is as follows (all amounts are in U.S. dollars): $70,000 and 400,000 common shares of the Company, $40,000 and 200,000 common shares of the Company, $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2005, 2006, 2007 and 2008 fiscal years, respectively. A total of $300,000 (U.S.) must be expended by July 31, 2004.

Additionally, the option agreement requires the Company to assume all existing mineral lease obligations of the optionors to the owners of the mineral rights of the Tocantinzinho Properties (the "Underlying Agreements") totaling $1,600,000 (U.S.) over a four-year period. The lease commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $35,000, $80,000, $120,000, $160,000 and $1,205,000 in fiscal years 2004, 2005, 2006,
2007 and 2008, respectively. The Company paid the lease payments totaling $35,000 (U.S.) during fiscal 2004. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of $7,000 (U.S.) per month. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.) discussed above. The option agreement is cancelable by the Company without obligation other than the initial payment of $75,000 (U.S.) and 1,100,000 shares of the Company and the expenditure of $300,000 (U.S.) by July 31, 2004.

The optionors are entitled to a sliding scale net smelter return royalty ranging from 2.5% for gold prices below $400 (U.S.) per ounce and 3.5% for gold prices in excess of $500 (U.S.) per ounce. Royalties will be reduced by the amount of any royalties payable to underlying owners and the Government of Brazil.

The Company commenced a Phase I drilling program on the project in February, 2004. The Phase I program is targeting primary gold mineralization below the strong eluvial and primary surface mineralization that has been mined since the early 1960s. This phase, including eight inclined holes totaling approximately 1700 meters, will aim at intersecting steeply dipping mineralized zones at anticipated depths of between 150 and 200 meters. The Company received assay results from 438 samples from the first four diamond drill holes of the eight-hole Phase I drilling program at the Tocantinzinho Properties in April, 2004.

All four drill holes intercepted mineralization, with the best intercepts assaying 170.2 meters @1.84g/t gold in Hole # 4, and 91.9 meters @ 1.01 g/t Gold in Hole # 1. Both holes bottomed in mineralization, and the target remains open along strike. In addition, holes #2 and #3 penetrated tailings (that have been processed and reprocessed by primitive artisanal methods), which reported tailings values of 19.82 meters @ 2.15 g/t Gold, and 10.68 meters @ 1.36 g/t gold. This indicates that the significant quantity of tailings on this property is an additional resource, which will be pursued during fiscal 2005.

Mamoal  Property

The Company acquired the mineral rights to the 10,000 hectare Mamoal Property, located 30 kilometers southeast of the Company's Tocantinzinho Properties, in December 2003. The Company has an option to acquire 100% of the Mamoal Property by payment of a total of $300,000 (U.S.) over three and one half years. The Company may terminate the option agreement at any time without further obligation. The initial $10,000 (U.S.) payment was made by the Company in

December 2003, and the exploration research license has been transferred to Jaguar Resources do Brasil Ltda. The remaining lease commitments are as follows (all amounts are in U.S. dollars): $25,000, $45,000, $65,000, and $155,000 in fiscal years ending January 31, 2005, 2006, 2007 and 2008, respectively. The Company may acquire the Mamoal Property at any time by accelerating the lease payments.

ARKANSAS  PROPERTIES

Black  Lick  and  Twin  Knobs  II  Properties

In December 1999, the Company entered into an agreement with a third party lessor to lease the undersurface rights below 480 acres in Pike County, Arkansas located adjacent to the Company's American Mine Property. The consideration paid for the lease was $50,000 (U.S.), 500,000 shares of the Company and the transfer to the lessor of the surface rights to the 480 acres which the Company purchased from a second third party for approximately US$313,000. The lease grants the rights to explore, develop and extract diamond bearing material lying below overburden and the upper 50 feet of diamond bearing material on those areas for which the surface rights have been acquired and transferred to the lessor. The primary term of the lease is five years plus two year extensions and will continue so long as there is commercial production. Royalties include 2% of gross sales subject to a minimum of $48,000 (U.S.) per year after the first seven years. The Company has the right to use the surface for plant and other facilities for additional royalties.

During fiscal 2001 through fiscal 2003, the Company commenced an exploration program, consisting of drilling and bulk sampling, to assess these prospects. Core samples totaling 15,585 feet were taken from 45 drilling locations on these properties. An analysis of a total of 238kg of lamproite from three different core samples from the American Mine Property and the Black Lick Property was performed and produced 14 microdiamonds and one macrodiamond. In July 2001 the Company excavated a bulk sample of approximately 10,000 tons on the Black Lick Property, and approximately 2,000 tons of the bulk sample was processed through the Company's diamond sampling plant. Three diamonds with a total carat weight of 0.38 were recovered, which was significantly less than the Company had anticipated.

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

American  Mine  Property

Pursuant to an agreement dated November 4, 1992, DEI was granted a permit to explore a mineral property located in Pike County, Arkansas. The Company's Diamond Recovery Plant was located on this leased property. In November 1996, the Company exercised its option to lease the property for 10 years upon the payment of $125,000 (U.S.). Yearly payments of $25,000 (U.S.) were required for each of the four years after the first year and $40,000 (U.S.) per year for the following five years, plus an additional $7,500 (U.S.) per year for surface rentals related to the Plant. Sampling was performed on the American Mine property in the first quarter of fiscal 1998. The Company excavated a 100-ton sample during fiscal 1998, and a total of 51 diamonds with a total carat weight of 9.591 were recovered, including two stones greater than one carat. During fiscal 2003 sampling was conducted on this property in conjunction with the sampling performed on the Black Lick Property as discussed above. The lease payment of $47,500(U.S.), due November 1, 2002, was not made by the Company. Due to the lease expiration and the exploration results discussed above, the capitalized costs related to the American Mine Property totaling $450,823 were written off in the third quarter of fiscal 2003.

In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company's lease on the property through October 31, 2003. The Company recorded a reserve for leasehold reclamation costs of approximately $150,000, representing the estimated costs of the Company's obligation to restore the Arkansas properties to their original condition prior to lease expiration and to perform reclamation activities as required by Arkansas regulatory authorities. The Company allowed the lease to expire effective November 1, 2003.

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

DIAMOND  RECOVERY  PLANT

     In 1993, the Company contracted to obtain the Diamond Recovery Plant with complete process design and specific modules supplied from E.L. Bateman Engineering, a South African based company with worldwide experience in designing and building diamond recovery plants. The Plant was located on the American Mine Property. The Company utilized the Plant during its testing of its Arkansas properties from 1994 through 2003. Additionally, the Plant was used to process bulk samples for a third party in fiscal 1999. As discussed above, the Plant was sold in March 2003 to a third party for $350,000 (U.S.).

ITEM  3.  LEGAL  PROCEEDINGS
          ------------------

     Except as described in Note 10 of the Notes to the Company's Consolidated Financial Statements incorporated by reference into Part II. Item 8 hereof, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved from time to time in claims arising in the normal course of business.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          ----------------------------------------------------------

None.

ITEM  5.  MARKET  FOR  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          --------------------------------------------------------------
          MATTERS
          -------

     The Company's Common Stock is listed on the TSX Venture Exchange ("the TSX") in British Columbia, Canada under the symbol "JRS" ("SRS through September 17, 2003). The Company's Common Stock is not traded on an exchange or market in the United States. The high and low sales prices (in Canadian dollars) as quoted on the TSX for the below referenced quarterly periods were as follows:



                             Price Range of Common Stock
                             Fiscal Year Ended January 31
                             ----------------------------
                                 2004         2003
                                 ----         ----

Fiscal Quarter Ended          High  Low      High  Low
--------------------          ----  ----     ----  ----
April 30 . . . . . .          0.25  0.07     0.85  0.16
July 31. . . . . . .          0.35  0.20     0.75  0.21
October 31 . . . . .          0.47  0.25     0.32  0.09
January 31 . . . . .          0.54  0.35     0.19  0.07

     The closing price of the Company's Common Stock was $1.24 (Canadian) as of April 19, 2004 on the TSX Venture Exchange.

     At April 19, 2004, there were 135 holders of record of the Company's Common Stock including 106 in the United States who collectively held 22,766,237 shares representing 63% of the total number of issued and outstanding shares. The Company believes it has in excess of 300 beneficial owners of its Common Stock residing in the United States and Canada based on the number of record holders and individual participants in security position listings.

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

     Disposition  of  Capital  Property.  If  shares  of  a  Canadian  public
     ----------------------------------
corporation held by a non-resident shareholder constitute capital property to that shareholder, the disposition of such shares will not be subject to tax under the ITA unless the shares constitute "taxable Canadian property" to the vendor. Where a non-resident shareholder or persons with whom the non-resident shareholder does not deal at arm's length have, at any time during the five year period immediately preceding the disposition, owned not less than 25% of the issued shares of any class of the capital stock of the public corporation, the shares so disposed of will constitute "taxable Canadian property". Under the ITA, a disposition of shares that constitute taxable Canadian property will give rise to a capital gain (or a capital loss) equal to the amount by which the proceeds of disposition of such shares, net of any cost of disposition, exceeds (or is less than) the adjusted cost basis of such shares to that investor. Generally, three-quarters of any capital gain realized by an investor on a disposition or a deemed disposition of such a shares must be included in computing his Canadian income for that year as a taxable capital gain. Three-quarters of any capital loss realized by an investor on a disposition or deemed disposition of such a share in a taxable year may generally be deducted from his Canadian taxable capital gains for that year.

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

     Disposition  of  Non-Capital  Property.  If the shares of a Canadian public
     ---------------------------------------
corporation held by a non-resident do not constitute capital property to that shareholder, any gains realized from the disposition thereof will be fully taxable under the ITA if their disposition arises in the course of a business carried on by the shareholder in Canada. Under the ITA, a shareholder will be deemed to carry on business in Canada in respect of particular shares if he offers them for sale in Canada through an agent, including the Vancouver Stock Exchange. Under the Treaty, any business profits derived by a U.S. resident shareholder of a Canadian public corporation from the disposition of the subject corporation's shares will only be taxable in Canada to the extent that such profits are attributable to a permanent establishment of the shareholder in Canada.

     The foregoing discussion is a summary of certain tax considerations which may be relevant to stockholders of the Company, but it is not intended as a substitute for personal tax planning and professional tax advice.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     For a discussion of the recent sale of unregistered securities by the Company, see" MD & A - Liquidity and Capital Resources".

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  INFORMATION
          ----------------------------------------------

     The selected consolidated financial information set forth below for each of the five years ended January 31, 2004 has been derived from the Consolidated Financial Statements of the Company prepared in accordance with generally accepted accounting principles in Canada. These principles are also in conformity, in all material respects, with generally accepted accounting principles in the United States except as described in Note 11 of the Notes to Consolidated Financial Statements. The selected consolidated financial information should be read in conjunction with the MD & A discussion below and the Consolidated Financial Statements and related notes thereto included on pages 21 to 38 herein. References in this Annual Report on Form 10-K to "Notes" are intended to refer to the Notes to the Consolidated Financial Statements included herein.

     Since its formation, the Company has been in the exploration stage and its activities have consisted primarily of acquiring interests in mineral properties, exploration of those properties and acquiring financing for such purposes. Consequently, the Selected Consolidated Financial Information may not indicate the Company's future financial performance. The weighted average number of common shares outstanding and the net loss per common share for the fiscal years ending January 31, 2000 and 2001 have been restated to reflect the consolidation of the Company's common shares outstanding on a seven for one basis effective November 27, 2001.

                               SELECTED  CONSOLIDATED  FINANCIAL  INFORMATION
                               ----------------------------------------------

                                                            Fiscal Year Ended January 31
                                                            ----------------------------

                                                     2004      2003      2002      2001      2000
                                                   --------  --------  --------  --------  --------
                                                                (In Canadian dollars)
                                                  (000's except for net loss per common share data)
Writedown and abandonment of properties, plant
  and equipment . . . . . . . . . . . . . . . . .        -     3,142        86         -        22
Net loss. . . . . . . . . . . . . . . . . . . . .     (792)   (4,310)   (1,961)   (1,695)   (1,085)
Basic and diluted net loss per common share . . .    (0.04)    (0.26)    (0.21)    (0.20)    (0.20)
Weighted average common shares outstanding. . . .   21,350    16,439     9,142     8,388     5,441
Working capital (deficit) . . . . . . . . . . . .    1,722       (63)      376       379    (1,205)
Total assets. . . . . . . . . . . . . . . . . . .    2,819        96     3,516     3,132     1,770
Long-term debentures payable. . . . . . . . . . .        -     1,279     1,279         -         -
Deficit accumulated during the exploration stage.  (33,227)  (32,436)  (28,125)  (26,165)  (24,469)
Total shareholders' equity (deficit). . . . . . .    2,450    (1,557)    1,983     2,492        71

EXCHANGE  RATES

     On April 20, 2004, the noon buying rate in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York, was $1.00 (Canadian) = U.S. $0.7389. The following table sets forth, for each of the years indicated, additional information with respect to the noon buying rate for $1.00 (Canadian). Such rates are set forth as U.S. dollars per Canadian. $1.00 and are based upon the rates quoted by the Federal Reserve Bank of New York.


Rate. . . .    2003    2002    2001    2000    1999
             ------  ------  ------  ------  ------
Last Day. .  0.7539  0.6542  0.6279  0.6669  0.6925
Average (1)  0.7289  0.6386  0.6446  0.6727  0.6744
High. . . .  0.7880  0.6619  0.6697  0.6936  0.6969
Low . . . .  0.6530  0.6200  0.6241  0.6410  0.6535

(1) The average rate means the average of the exchange rates on the last day of each month during the year.

ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
          RESULTS  OF  OPERATIONS
          -------------------
     Results  of  Operations.

     -  For  the  Years  Ended  January  31,  2004,  2003  and  2002

     The Company is in the exploration stage and has no revenues from operations other than rental income related to the Diamond Recovery Plant, totaling approximately $1,079,000 from inception through March 2003, when the Plant was sold. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company's existing Properties are gold prospects in Brazil, as discussed in
Note 3, which were acquired during fiscal 2004. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. As discussed in Note 3, during fiscal 2003 the Company decided to cease exploration activities in Arkansas due to disappointing exploration results, and the total of $3,141,726 of accumulated capitalized costs related to the Arkansas leases were written off. The Company has recorded cumulative write-offs of mineral properties of $15,306,613 during its exploration stage, a period of approximately fifteen years, and cumulative writedowns of property, plant and equipment of $3,614,952.

     During fiscal 2004, the Company's mineral properties and deferred expenditures increased to $714,283 as a result of acquisition costs totaling $540,495 and exploration costs totaling $173,788 related to the activities on the Company's Brazilian Properties as further described in Note 3. As of January 31, 2003 mineral properties and deferred expenditures decreased to a zero balance from $2,942,086 at January 31, 2002 as a result of the writedown related to the Arkansas Properties discussed above

     The Company's revenues during fiscal 2004 were primarily comprised of the gain from the sale of the Diamond Recovery Plant ("the Plant"). The Plant was sold to a third party for $350,000 (U.S.) and was fully depreciated at disposal. As discussed in Note 3, the Plant was located on the American Mine Property. The Company recorded a reserve for leasehold reclamation of approximately $150,000, which represents the estimated costs to return the leased property to its original condition and to complete environmental reclamation as required by the Arkansas regulatory authorities. During the years ended January 31, 2003 and 2002 the Company's revenues were comprised entirely of interest income on proceeds received from prior financings and gains on sales of equipment. The Company has not received any revenues from mining operations since inception.

     General and administrative expenses totaled approximately $997,000 during fiscal 2004 as compared to approximately $1,021,000 during fiscal 2003, representing a decrease of approximately $24,000 or 2%. Salaries, professional and consulting fees totaling approximately $674,000 were incurred during 2004 as the Company commenced the evaluation of several mineral prospects, principally gold prospects in Brazil. In particular, the Company hired a new president and retained the services of an exploration project manager and an administrator for the Brazilian Properties during fiscal 2004. During fiscal 2003, the general and administrative expenses incurred by the Company primarily represented costs associated with the exploration activities on the Arkansas Properties, including salaries of approximately $424,000 and repairs and maintenance of approximately $127,000. The Company anticipates that general and administrative expenses during fiscal 2005 will increase from the level experienced in fiscal 2004 as the Company incurs additional consulting and exploration expenditures related to the Brazilian Properties.

     General and administrative expenses decreased by approximately $673,000, or 40%, from fiscal 2002 to fiscal 2003. The exploration program in fiscal 2002 involved extensive excavation activities, and the Company incurred significant salary costs associated with the supervision of the excavation and the preparation of the Plant for the bulk sample test conducted in July 2001. The sampling work performed in fiscal 2003 consisted of drilling, microdiamond analysis and limited bulk sampling, which required less of a staffing commitment

LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of January 31, 2004, the Company had working capital of $1,722,290 as compared to a working capital deficit of $62,984 at January 31, 2003. At
January 31, 2004, the Company had current assets of $2,092,004, including $1,982,536 in cash and $109,468 in accounts receivable compared to total current liabilities of $369,714.

     In the first quarter of fiscal 2002, the Company completed the issuance of $1,278,595 principal amount of 10% secured convertible debentures ("the Debentures"). The Debentures were convertible into units at the rate of one unit for each $2.87 principal amount of the Debentures until February 16, 2003. Each unit was to consist of one common share of the Company and one share purchase warrant with an exercise price of $3.15, exercisable through August 16, 2003. The conversion and share purchase warrant prices above were adjusted to reflect the Company's seven for one share consolidation on November 27, 2001.

     On February 11, 2003, the holders of the Debentures approved the amendment of the conversion price of the units to $0.30 and the extension of the maturity date of the Debentures to February 16, 2004. As amended, each of the 4,261,983 units would consist of one common share of the Company and one share purchase warrant with an exercise price of $0.30, exercisable through February 16, 2004. Upon conversion, $97,000 principal amount of the Debentures held by a director will be convertible only into common shares of the Company on the basis on one share for each $0.30 principal amount. Additionally, the terms of the Debenture were amended to include a mandatory conversion provision which will require conversion of all Debentures and exercise of all related warrants within 30 days after the closing price of the Company's common shares has exceeded $0.375 for ten consecutive trading days.

     Interest at the rate of 10% was payable on conversion or maturity in cash, or at the election of the Company, in common shares valued at the weighted average trading price of the common shares of the Company for the ten trading days preceding the interest payment date. The Debentures were secured by a general security interest in the Company's current and future assets and by the stock of Star U.S., Inc. ("Star"), a wholly owned subsidiary of the Company, and a wholly-owned subsidiary of Star.

     During fiscal 2004, several holders of the Debentures elected to convert a total of $197,000 principal amount and received 656,666 common shares and 656,666 common share purchase warrants with exercise prices of $0.30. Additionally, during the third quarter of fiscal 2004, a director of the Company elected to convert $97,000 principal amount and received 323,333 common shares.

     Effective October 31, 2003 a total of $984,595 principal amount of Debentures were automatically converted into 3,281,977 units of the Company in accordance with the February 11, 2003 amendments discussed in the third preceding paragraph. Each unit consisted of one common share and one common share purchase warrant with an exercise price of $0.30. Additionally, under the terms of the mandatory conversion provision, the expiration date of all warrants issued upon conversion of the Debentures was established as December 1, 2003. During the fourth quarter of fiscal 2004, the Company received a total of $937,593, representing the exercise price of 3,125,311 warrants, and issued 3,125,311 common shares. A total of 813,332 common share warrants expired unused on December 1, 2003.

     During fiscal 2004, a total of $335,075 of interest accrued on the principal amounts converted in fiscal 2004 was paid via the issuance of a total of 1,122,522 shares, representing the conversion of the interest amounts at weighted average prices from $0.17 to $0.33 per share.

     The Company received $563,955 during fiscal 2003, representing subscriptions for a private placement of the Company's common shares. A total of 2,819,774 units were issued in the private placement at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25. The share purchase warrants have an expiration date of September 17, 2004. As of January 31, 2004, 2,819,774 warrants were outstanding. In February 2004, 125,000 common share warrants were exercised, and the Company received total exercise proceeds of $31,250.

     The Company received approximately $1,138,000 during fiscal 2002 representing subscriptions for a private placement of the Company's common shares. A total of 5,691,376 units were issued at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25. The share purchase warrants originally had an expiration date of January 29, 2003, and that date was extended during fiscal 2003 to January 29, 2004. A total of 5,669,101 warrants were exercised in January 2004, and the Company received total exercise proceeds of $1,417,275. A total of 22,275 warrants expired unused on January 29, 2004.

     During fiscal 2004, 2003 and 2002 the Company received $424,919, $153,457 and $313,660 representing the exercise price of 1,884,376, 570,000 and 1,229,000 stock options, respectively, by officers, directors, employees and consultants at exercise prices from $0.10 to $0.32.

     All financings described herein were private placements and were made pursuant to the private placement laws of Canada and pursuant to the exemptions provided by Section 4(2) and Regulation S under the United States Securities Act of 1933. The Debentures were offered to a limited number of accredited investors in the United States and Canada pursuant to Rule 506 of Regulation D and Regulation S.

     The Company has no properties that have proven to be commercially developable and has no revenues from mining operations other than the rentals received from the Plant and the proceeds from the sales of the Plant and related equipment. The rights and interests in the Tocantinzinho and Mamoal Properties in Brazil constitute the Company's current mineral holdings. At this point in time, the Company estimates that the completion of the initial exploration Phase I program on the Tocantinzinho Property will require the expenditure of at least $375,000 (U.S.) which will be funded by the current assets of the Company. The Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct additional exploration activities on new prospects. The Company intends to seek additional equity financing during fiscal 2005, including the potential exercise of outstanding warrants and options. The inability of the Company to raise further equity financing will adversely affect the Company's business plan, including its ability to acquire additional properties and perform exploration activities on such acquired properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company's limited and speculative asset base of exploration properties and prospects.

IMPACT  OF  INFLATION.

     As the Company is in the exploration stage and has not recorded sales and revenues from operations, a discussion of the effect of inflation and changing prices on its operations is not relevant.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     At the present stage of the Company's business development, there are no significant differences between Canadian and United States generally accepted accounting principles that impact the Consolidated Balance Sheet and Consolidated Statement of Operations and Deficit except for foreign currency translation and the capitalization of mineral properties and deferred expenditures. For a discussion of certain differences between Canadian and United States generally accepted accounting principles impacting the Consolidated Statement of Cash Flows, see Note 12 to Notes to Consolidated Financial Statements.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
           -----------------------------------------------------------------

None.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
          -----------------------------------------------

     The Consolidated Financial Statements of the Company included as part of this Annual Report on Form 10-K (pages 21 through 38) are incorporated by reference in response to this Item 8. An index to the Consolidated Financial Statements is included in Item 14.

     The Company is not required to provide the selected quarterly financial data specified in Item 302 of Regulation S-K because it does not satisfy the tests outlined therein.

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
          -------------------------------------------------------------------
          FINANCIAL  DISCLOSURE.
          ------------------

          None.

ITEM  9A.  CONTROLS  AND  PROCEDURES.
           --------------------------
     Results  of  Operations.

     -  For  the  Years  Ended  January  31,  2004,  2003  and  2002

     The Company is in the exploration stage and has no revenues from operations other than rental income related to the Diamond Recovery Plant, totaling approximately $1,079,000 from inception through March 2003, when the Plant was sold. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company's existing Properties are gold prospects in Brazil, as discussed in
Note 3, which were acquired during fiscal 2004. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. As discussed in Note 3, during fiscal 2003 the Company decided to cease exploration activities in Arkansas due to disappointing exploration results, and the total of $3,141,726 of accumulated capitalized costs related to the Arkansas leases were written off. The Company has recorded cumulative write-offs of mineral properties of $15,306,613 during its exploration stage, a period of approximately fifteen years, and cumulative writedowns of property, plant and equipment of $3,614,952.

     During fiscal 2004, the Company's mineral properties and deferred expenditures increased to $714,283 as a result of acquisition costs totaling $540,495 and exploration costs totaling $173,788 related to the activities on the Company's Brazilian Properties as further described in Note 3. As of January 31, 2003 mineral properties and deferred expenditures decreased to a zero balance from $2,942,086 at January 31, 2002 as a result of the writedown related to the Arkansas Properties discussed above

     The Company's revenues during fiscal 2004 were primarily comprised of the gain from the sale of the Diamond Recovery Plant ("the Plant"). The Plant was sold to a third party for $350,000 (U.S.) and was fully depreciated at disposal. As discussed in Note 3, the Plant was located on the American Mine Property. The Company recorded a reserve for leasehold reclamation of approximately $150,000, which represents the estimated costs to return the leased property to its original condition and to complete environmental reclamation as required by the Arkansas regulatory authorities. During the years ended January 31, 2003 and 2002 the Company's revenues were comprised entirely of interest income on proceeds received from prior financings and gains on sales of equipment. The Company has not received any revenues from mining operations since inception.

     General and administrative expenses totaled approximately $997,000 during fiscal 2004 as compared to approximately $1,021,000 during fiscal 2003, representing a decrease of approximately $24,000 or 2%. Salaries, professional and consulting fees totaling approximately $674,000 were incurred during 2004 as the Company commenced the evaluation of several mineral prospects, principally gold prospects in Brazil. In particular, the Company hired a new president and retained the services of an exploration project manager and an administrator for the Brazilian Properties during fiscal 2004. During fiscal 2003, the general and administrative expenses incurred by the Company primarily represented costs associated with the exploration activities on the Arkansas Properties, including salaries of approximately $424,000 and repairs and maintenance of approximately $127,000. The Company anticipates that general and administrative expenses during fiscal 2005 will increase from the level experienced in fiscal 2004 as the Company incurs additional consulting and exploration expenditures related to the Brazilian Properties.

     General and administrative expenses decreased by approximately $673,000, or 40%, from fiscal 2002 to fiscal 2003. The exploration program in fiscal 2002 involved extensive excavation activities, and the Company incurred significant salary costs associated with the supervision of the excavation and the preparation of the Plant for the bulk sample test conducted in July 2001. The sampling work performed in fiscal 2003 consisted of drilling, microdiamond analysis and limited bulk sampling, which required less of a staffing commitment

LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of January 31, 2004, the Company had working capital of $1,722,290 as compared to a working capital deficit of $62,984 at January 31, 2003. At
January 31, 2004, the Company had current assets of $2,092,004, including $1,982,536 in cash and $109,468 in accounts receivable compared to total current liabilities of $369,714.

     In the first quarter of fiscal 2002, the Company completed the issuance of $1,278,595 principal amount of 10% secured convertible debentures ("the Debentures"). The Debentures were convertible into units at the rate of one unit for each $2.87 principal amount of the Debentures until February 16, 2003. Each unit was to consist of one common share of the Company and one share purchase warrant with an exercise price of $3.15, exercisable through August 16, 2003. The conversion and share purchase warrant prices above were adjusted to reflect the Company's seven for one share consolidation on November 27, 2001.

     On February 11, 2003, the holders of the Debentures approved the amendment of the conversion price of the units to $0.30 and the extension of the maturity date of the Debentures to February 16, 2004. As amended, each of the 4,261,983 units would consist of one common share of the Company and one share purchase warrant with an exercise price of $0.30, exercisable through February 16, 2004. Upon conversion, $97,000 principal amount of the Debentures held by a director will be convertible only into common shares of the Company on the basis on one share for each $0.30 principal amount. Additionally, the terms of the Debenture were amended to include a mandatory conversion provision which will require conversion of all Debentures and exercise of all related warrants within 30 days after the closing price of the Company's common shares has exceeded $0.375 for ten consecutive trading days.

     Interest at the rate of 10% was payable on conversion or maturity in cash, or at the election of the Company, in common shares valued at the weighted average trading price of the common shares of the Company for the ten trading days preceding the interest payment date. The Debentures were secured by a general security interest in the Company's current and future assets and by the stock of Star U.S., Inc. ("Star"), a wholly owned subsidiary of the Company, and a wholly-owned subsidiary of Star.

     During fiscal 2004, several holders of the Debentures elected to convert a total of $197,000 principal amount and received 656,666 common shares and 656,666 common share purchase warrants with exercise prices of $0.30. Additionally, during the third quarter of fiscal 2004, a director of the Company elected to convert $97,000 principal amount and received 323,333 common shares.

     Effective October 31, 2003 a total of $984,595 principal amount of Debentures were automatically converted into 3,281,977 units of the Company in accordance with the February 11, 2003 amendments discussed in the third preceding paragraph. Each unit consisted of one common share and one common share purchase warrant with an exercise price of $0.30. Additionally, under the terms of the mandatory conversion provision, the expiration date of all warrants issued upon conversion of the Debentures was established as December 1, 2003. During the fourth quarter of fiscal 2004, the Company received a total of $937,593, representing the exercise price of 3,125,311 warrants, and issued 3,125,311 common shares. A total of 813,332 common share warrants expired unused on December 1, 2003.

     During fiscal 2004, a total of $335,075 of interest accrued on the principal amounts converted in fiscal 2004 was paid via the issuance of a total of 1,122,522 shares, representing the conversion of the interest amounts at weighted average prices from $0.17 to $0.33 per share.

     The Company received $563,955 during fiscal 2003, representing subscriptions for a private placement of the Company's common shares. A total of 2,819,774 units were issued in the private placement at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25. The share purchase warrants have an expiration date of September 17, 2004. As of January 31, 2004, 2,819,774 warrants were outstanding. In February 2004, 125,000 common share warrants were exercised, and the Company received total exercise proceeds of $31,250.

     The Company received approximately $1,138,000 during fiscal 2002 representing subscriptions for a private placement of the Company's common shares. A total of 5,691,376 units were issued at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25. The share purchase warrants originally had an expiration date of January 29, 2003, and that date was extended during fiscal 2003 to January 29, 2004. A total of 5,669,101 warrants were exercised in January 2004, and the Company received total exercise proceeds of $1,417,275. A total of 22,275 warrants expired unused on January 29, 2004.

     During fiscal 2004, 2003 and 2002 the Company received $424,919, $153,457 and $313,660 representing the exercise price of 1,884,376, 570,000 and 1,229,000 stock options, respectively, by officers, directors, employees and consultants at exercise prices from $0.10 to $0.32.

     All financings described herein were private placements and were made pursuant to the private placement laws of Canada and pursuant to the exemptions provided by Section 4(2) and Regulation S under the United States Securities Act of 1933. The Debentures were offered to a limited number of accredited investors in the United States and Canada pursuant to Rule 506 of Regulation D and Regulation S.

     The Company has no properties that have proven to be commercially developable and has no revenues from mining operations other than the rentals received from the Plant and the proceeds from the sales of the Plant and related equipment. The rights and interests in the Tocantinzinho and Mamoal Properties in Brazil constitute the Company's current mineral holdings. At this point in time, the Company estimates that the completion of the initial exploration Phase I program on the Tocantinzinho Property will require the expenditure of at least $375,000 (U.S.) which will be funded by the current assets of the Company. The Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct additional exploration activities on new prospects. The Company intends to seek additional equity financing during fiscal 2005, including the potential exercise of outstanding warrants and options. The inability of the Company to raise further equity financing will adversely affect the Company's business plan, including its ability to acquire additional properties and perform exploration activities on such acquired properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company's limited and speculative asset base of exploration properties and prospects.

IMPACT  OF  INFLATION.

     As the Company is in the exploration stage and has not recorded sales and revenues from operations, a discussion of the effect of inflation and changing prices on its operations is not relevant.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     At the present stage of the Company's business development, there are no significant differences between Canadian and United States generally accepted accounting principles that impact the Consolidated Balance Sheet and Consolidated Statement of Operations and Deficit except for foreign currency translation and the capitalization of mineral properties and deferred expenditures. For a discussion of certain differences between Canadian and United States generally accepted accounting principles impacting the Consolidated Statement of Cash Flows, see Note 12 to Notes to Consolidated Financial Statements.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
           -----------------------------------------------------------------

None.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

     The Consolidated Financial Statements of the Company included as part of this Annual Report on Form 10-K (pages 21 through 38) are incorporated by reference in response to this Item 8. An index to the Consolidated Financial Statements is included in Item 14.

     The Company is not required to provide the selected quarterly financial data specified in Item 302 of Regulation S-K because it does not satisfy the tests outlined therein.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
    ------------------

     None.

ITEM  9A.     CONTROLS  AND  PROCEDURES.
              --------------------------
     (a)  Evaluation  of  disclosure  controls  and  procedures.

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

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
           --------------------------------------------------------

     The directors and executive officers of the Company, their ages and term of continuous service are as follows:





                                      POSITION WITH               SERVED AS A DIRECTOR
NAME. . . . . . . . . . .       AGE     REGISTRANT                AND/ OR OFFICER SINCE
Patrick L. Glazier. . . .       46     Director                   July 8, 1998
Brian C. Irwin. . . . . .       64     Director                   October 3, 1995
Mark E. Jones, III. . . .       63     Director, Chairman & CEO   March 12, 1986
Leendert G. Krol. . . . .       64     Director, President        March 6, 2003
Daniel B. Leonard . . . .       67     Director                   October 20, 1999
Dr. Roger Howard Mitchell       62     Director                   June 14, 1993
Dr. Roger David Morton. .       68     Director                   June 14, 1993

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

                           SUMMARY COMPENSATION TABLE



                                  Annual Compensation                        Long Term Compensation
                     ----------------------------------------------  --------------------------------------------
                                                                              Awards              Payouts
                                                                     ----------------------  --------------------

  Name. . . . . . . .                                                Securities
  and . . . . . . . .                                                  Under                            All other
                                                       Other Annual   Options    Restricted    LTIP     Compensa-
Principal . . . . .  Fiscal       Salary       Bonus   Compensation   Granted     Shares     Payouts     tion (3)
Position. . . . . .   Year         ($)          ($)        ($)          (#)         ($)         ($)        ($)
-------------------  ---------  -----------  --------  ------------  ----------  ----------  ---------  ---------
Mark E. Jones, III     2004       US$65,000      -            -        775,000       -          -       US$7,800
Chairman               2003       US$60,000      -            -        130,888       -          -       US$7,800
..                      2002       US$60,000      -            -        184,072       -          -       US$7,800

Leendert G. Krol
President (1) . . .    2004       US$64,000      -            -      1,387,501       -          -          -

J. David Edwards. .    2002       US$62,500      -            -         21,429       -          -       US$3,900
President (2)


(1)  Mr.  Krol  began  serving  as  the  Company's  President  in  March  2003.
(2) Mr. Edwards served as the Company's President from 1994 through July 2001. All options held by Mr. Edwards expired unused in August 2001.
(3)  Car  allowance.

          OPTION GRANTS DURING THE MOST RECENTLY COMPLETED FISCAL YEAR



                        (1)                                          Market Value
                     Securities       % of Total                    of Securities
                    Under Options      Options      Exercise or      Underlying
                      Granted          Granted to   Base Price       Options on
                                     Employees in                   Date of Grant
   Name                 (#)           Fiscal Year   ($/Security)    ($/Security)     Expiration Date
 ---------          -----------      ------------   ------------    -------------    ---------------

Mark E. Jones, III    500,000        13.0%          $0.30           $0.30            August 14, 2008

Mark E. Jones, III    275,000         7.2%          $0.40           $0.40            October 21, 2008

Leendert G. Krol .  1,000,000        26.1%          $0.10           $0.10            March 6, 2008

Leendert G. Krol .    100,000         2.6%          $0.40           $0.40            October 21, 2008

Leendert G. Krol .    287,501         7.5%          $0.49           $0.49            November 26, 2008


1) The options are subject to vesting requirements (25% on the date of grant and 12.5% on each quarter end thereafter).

                      OPTION EXERCISES IN LAST FISCAL YEAR



                                                             Unexercised               Value of Unexercised
                                                               Options                    In-the-Money
                                                               at Fiscal                    Options
                             Securities      Aggregate         Year-End                  at Fiscal Year-End
                              Acquired         Value              (#)                         ($)
                             on Exercise     Realized
                                                              Exercisable/                Exercisable/
     Name. . . . . . . . .      (#)             ($)           Unexercisable               Unexercisable
---------------------------  ------------    ---------    -----------------------    ------------------------
Mark E. Jones, III. . . . .    496,875        US$19,358   284,375 - Exercisable       $20,625 - Exercisable
                                                          518,750 - Unexercisable     $25,000 - Unexercisable

Leendert G. Krol. . . . . .    287,501        US$55,620   434,374 - Exercisable       $94,500 - Exercisable
                                                          665,626 - Unexercisable    $105,000 - Unexercisable

     Following the consolidation of the Company's Common Stock effective November 27, 2001, the exercise price for the outstanding options ranged from $2.24 to $6.71, which exceeded the market price after consolidation by a significant margin. The directors and officers have in the past provided a significant source of financing to the Company without fees and on a timely basis. At the Extraordinary General Meeting of the Company held on October 15, 2001, the shareholders of the Company approved the repricing of existing stock options to a price of $0.24, which was equivalent to the weighted average trading price for a five day, post-consolidation period.

DIRECTORS

     The Directors of the Company did not receive cash or other compensation by the Company for their service as directors during the most recently completed fiscal year, except for option awards under the Company's stock option plan. In fiscal 2004, in addition to the option awards to Mr. Jones and Mr. Krol discussed above, Mr. Glazier, Mr. Irwin, Mr. Leonard, Mr. Mitchell and Mr. Morton received 430,000, 260,000, 280,000, 230,000 and 215,000 options to purchase common stock, respectively, for their services on the Board of Directors. The common share options granted during fiscal 2004 are subject to vesting requirements (25% on the date of grant and 12.5% on each quarter end thereafter). Information regarding individual awards to directors is included in the footnotes to Item 12. Security Ownership of Certain Beneficial Owners and Management below. The Company maintains no pension, profit sharing, retirement or other plan providing benefits to its officers and directors.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
           ------------------------------------------------------------------

     The following table sets forth, as of April 19, 2004, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.


NAME AND ADDRESS OF BENEFICIAL OWNER . . . . . .  NUMBER OF SHARES   PERCENT OF CLASS

Cede & Co.
P.O. Box 20, Bowling Green Station
New York, New York 10274 . . . . . . . . . . . .     17,061,154 (1)              47.3%

CDS & Co.
P. O. Box 1038, Station A, 25 The Esplanade
Toronto, Ontario M5W 1G5 . . . . . . . . . . . .     11,917,405 (1)             33.0 %

Patrick L. Glazier (3) . . . . . . . . . . . . .      1,630,381 (2)              4.5 %

Brian C. Irwin . . . . . . . . . . . . . . . . .        278,750 (2)                * %

Mark E. Jones, III . . . . . . . . . . . . . . .      2,411,377 (2)              6.5 %

Leendert G. Krol . . . . . . . . . . . . . . . .      1,100,000 (2)              3.0 %

Daniel B. Leonard. . . . . . . . . . . . . . . .      1,287,249 (2)              3.5 %

Dr. Roger Howard Mitchell. . . . . . . . . . . .        263,619 (2)                * %

Dr. Roger David Morton . . . . . . . . . . . . .        239,178 (2)                * %

Officer and Directors of the Company as a group
  (7 persons). . . . . . . . . . . . . . . . . .      7,210,554 (2)             18.3 %

*  Less  than  1%.

     (1) It is the understanding of the Company that all of these shares are held by the record shareholder in a nominal, fiduciary, trustee or similar capacity. The Company is unaware of the identities of the beneficial owners of these shares, with the exception of shares held by the Company's officers or directors included in such share positions.
     (2) A director of the Company. Address is 800 Bering, Suite 208, Houston, TX 77057. Mr. Jones and Mr. Krol are also executive officers of the Company. Include options to purchase common shares at $0.18 through September 26, 2007
(28,125 options for Mr. Glazier, Mr. Jones, Mr. Leonard and Mr. Mitchell, and 18,750 options for Mr. Irwin and Mr. Morton). Include options to purchase 712,499 common shares at $0.10 through March 6, 2008 for Mr. Krol. Include options to purchase common shares at $0.30 through August 14, 2008 (350,000 for Mr. Glazier, 135,000 for Mr. Irwin and Mr. Morton, 500,000 for Mr. Jones, 200,000 for Mr. Leonard and 150,000 for Mr. Mitchell). Include options to purchase common shares at $0.40 through October 21, 2008 (80,000 for Mr.
Glazier, Mr. Leonard, Mr. Mitchell and Mr. Morton, 125,000 for Mr. Irwin, 275,000 for Mr. Jones, and 100,000 for Mr. Krol). Include options to purchase common shares at $0.49 through November 26, 2008 for Mr. Krol. Include 100,000, 286,200, and 40,000 warrants to purchase common shares at an exercise price of $0.25 for Messrs. Glazier, Jones, and Leonard, respectively.
     (3) The beneficial owner has sole ownership, with the exception of a total of 124,285 shares, where ownership is shared.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
           --------------------------------------------------

     Accounts receivable at January 31, 2004 and 2003 include $105,758 and $31,600 receivable from Mr. Jones, respectively. Debentures payable at January 31, 2003 include $97,000 payable to Mr. Leonard. During fiscal 2004 Mr. Leonard converted his debenture into common stock and received 323,333 common shares. Amounts totaling $121,957 and $24,681 were paid by the Company during fiscal 2004 and 2003, respectively, to a law firm in which Mr. Irwin is a partner. In January 2002, Mr. Jones, Mr. Glazier and Mr. Leonard purchased subscriptions in a private placement by payment of $95,550, $56,250 and $59,719 and received 477,750, 225,000 and 238,875 common shares and warrants to purchase common shares with an exercise price of $0.25 through January 29, 2004, respectively. During January 2004, all the warrants described in the preceding sentence were exercised. In September, 2002, Mr. Jones, Mr. Glazier and Mr. Leonard purchased subscriptions in a private placement by payment of $57,240, $20,000 and $8,000 and received 286,200, 100,000, and 40,000 common shares and warrants to purchase common shares with an exercise price of $0.25 through September 18, 2004, respectively. See Notes 6 and 9 to the Consolidated Financial Statements for additional information regarding related party transactions.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
           ------------------------------------------

     Audit and Tax Fees. The fees billed for professional services rendered by Morgan & Company in connection with the audit of the Company's annual financial statements for the years ended January 31, 2003 and 2002 included in the Company's annual report on Form 10-K totaled approximately $6,400 and $6,600, respectively. The above fees included the professional services rendered by Morgan & Company in connection with tax compliance for the two years ending January 31, 2003.

     Audit Committee. The Audit Committee makes recommendations concerning the engagement of public accountants, reviews the scope and results of the audit engagement, considers the range of audit and non-audit fees and reviews the adequacy of internal controls.

ITEM  15.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
           ------------------------------------------------------------------

(a)     Financial  Statements  and  Schedules.

     (1) The following is a list of and index to the Consolidated Financial Statements filed as part of this Registration Statement:

                          JAGUAR RESOURCES CORPORATION
               Index  to  Consolidated  Financial  Statements
                                                                            Page

Report  of  Independent  Auditors  -  Morgan  &  Company                      21
Consolidated  Financial  Statements:
     Consolidated  Balance  Sheets  -  January  31,  2004  and  2003          22
     Consolidated  Statements  of  Operations  and  Deficit
          for each of the years ended January 31, 2004, 2003 and 2002 23 Consolidated Statements of Cash Flows for each of the years
         ended  January  31,  2004,  2003  and  2002                          24
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

April  30,  2004                        JAGUAR  RESOURCES  CORPORATION
                                       (Registrant)

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






SIGNATURE . . . . . . . . .  TITLE                                DATE
---------------------------  -----------------------------------  --------------
/s/ Mark E. Jones, III
---------------------------
Mark E. Jones, III* . . . .  Chief Executive Office and Director  April 30, 2004
_____________________
Patrick L. Glazier* . . . .  Director                             April 30, 2004
_____________________
Brian C. Irwin* . . . . . .  Director                             April 30, 2004
_____________________
Leendert G. Krol* . . . . .  President and Director               April 30, 2004
_____________________
Daniel B. Leonard*. . . . .  Director                             April 30, 2004
_____________________
Dr. Roger Howard Mitchell*.  Director                             April 30, 2004
______________________
Dr. Roger David Morton* . .  Director                             April 30, 2004

By:  /s/ Mark E. Jones, III
---------------------------
 Mark E. Jones, III
 Attorney-in-fact
 For persons indicated *

                                                                [GRAPHIC OMITED]

                                                                [GRAPHIC OMITED]


                                AUDITORS' REPORT

To  the  Shareholders  of
Jaguar  Resources  Corporation
(Formerly  Star  Resources  Corporation)
(An  exploration  stage  enterprise)

We have audited the consolidated balance sheets of Jaguar Resources Corporation (formerly Star Resources Corporation) (an exploration stage enterprise) as at January 31, 2004 and 2003, and the consolidated statements of operations and deficit, and cash flows for the years ended January 31, 2004, 2003, and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2004 and 2003, and the results of its operations and cash flows for the years ended January 31, 2004, 2003, and 2002, in accordance with Canadian generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.


Vancouver,  B.C.                                            "Morgan  &  Company"

April  15,  2004                                          Chartered  Accountants

        COMMENTS  BY  INDEPENDENT  AUDITORS  FOR  U.S.  READERS  ON
                    CANADA-U.S.  REPORTING  CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as those described in
Note 1 of the consolidated financial statements. Our report to the shareholders, dated April 15, 2004, is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the Auditors' Report when the uncertainty is adequately disclosed in the financial statements.

Vancouver,  B.C.                                            "Morgan  &  Company"

April  15,  2004                                          Chartered  Accountants


                                       JAGUAR RESOURCES CORPORATION
                                     (AN EXPLORATION STAGE ENTERPRISE)
                                        CONSOLIDATED BALANCE SHEETS


                                                       January 31, 2004     January 31, 2003
                                                      ------------------   ------------------
                                                                (In Canadian Dollars)
ASSETS
Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . .  $        1,982,536   $           22,734
   Accounts receivable . . . . . . . . . . . . . . .             109,468               38,962
                                                      ------------------   ------------------
Total current assets . . . . . . . . . . . . . . . .           2,092,004               61,696
                                                      ------------------   ------------------
Property, plant and equipment, at cost:
  Mineral properties and deferred
     expenditures (Note 3) . . . . . . . . . . . . .             714,283                    -
  Diamond recovery plant . . . . . . . . . . . . . .                   -            1,905,873
  Buildings, equipment and other . . . . . . . . . .              68,788              101,853
  Accumulated depreciation . . . . . . . . . . . . .             (63,472)          (1,982,185)
                                                      ------------------   ------------------
Total property, plant and equipment, at cost . . . .             719,599               25,541
                                                      ------------------   ------------------

Other assets . . . . . . . . . . . . . . . . . . . .               7,826                9,018
                                                      ------------------   ------------------
Total assets . . . . . . . . . . . . . . . . . . . .  $        2,819,429   $           96,255
                                                      ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities. . . . .  $          369,714   $          124,680
                                                      ------------------   ------------------
Total current liabilities. . . . . . . . . . . . . .             369,714              124,680
                                                      ------------------   ------------------

Debentures (Note 4). . . . . . . . . . . . . . . . .                   -            1,278,595
Interest payable (Note 4). . . . . . . . . . . . . .                   -              250,114
Commitments and contingencies (Note 10)

Shareholders' equity (deficit)
   Common share capital, no par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 35,748,871
       (18,471,459 at January 31, 2003) (Note 5) . .          35,622,793           30,878,419
  Contributed surplus (Note 7) . . . . . . . . . . .              54,403                    -
  Deficit accumulated during the exploration stage .         (33,227,481)         (32,435,553)
                                                      ------------------   ------------------
Total shareholders' equity (deficit) . . . . . . . .           2,449,715          (1,557,134)
                                                      ------------------   ------------------
Total liabilities and shareholders' equity (deficit)  $        2,819,429   $           96,255
                                                      ==================   ==================

Approved by the Board of Directors.. . . . . . . . .   Director: "Mark E. Jones, III"
                                                       Director: "Brian C. Irwin"
See accompanying notes.



                                   JAGUAR RESOURCES CORPORATION
                                (AN EXPLORATION STAGE ENTERPRISE)
                        CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                                               Year  Ended  January  31,
                                                          2004           2003           2002
                                                      -------------  -------------  -------------
                                                                 (In Canadian Dollars)
Revenues:
  Interest income. . . . . . . . . . . . . . . . . .  $      1,259   $      1,618   $      6,514
  Gains on sales of plant and equipment (Note 3) . .       351,272         10,740              -
                                                      -------------  -------------  -------------
                                                           352,531         12,358          6,514
                                                      -------------  -------------  -------------
Expenses:
  General and administrative (Note 11) . . . . . . .       997,171      1,020,729      1,693,363
  Finance charges. . . . . . . . . . . . . . . . . .        80,579         22,396         91,116
  Write-down of mineral properties (Note 3). . . . .             -      3,141,726         86,067
  Interest expense . . . . . . . . . . . . . . . . .        84,961        127,510        122,932
  Translation (gains) losses . . . . . . . . . . . .       (18,252)        10,132        (26,300)
                                                      -------------  -------------  -------------
                                                         1,144,459      4,322,493      1,967,178
                                                      -------------  -------------  -------------
Loss before provision for income taxes . . . . . . .      (791,928)    (4,310,135)    (1,960,664)
Provision for income taxes (Note 8). . . . . . . . .             -              -              -
                                                      -------------  -------------  -------------
Net loss . . . . . . . . . . . . . . . . . . . . . .      (791,928)    (4,310,135)    (1,960,664)
                                                      -------------  -------------  -------------
Deficit accumulated during the exploration stage at
  beginning of the year. . . . . . . . . . . . . . .   (32,435,553)   (28,125,418)   (26,164,754)
                                                      -------------  -------------  -------------
Deficit accumulated during the exploration stage at
  end of the year. . . . . . . . . . . . . . . . . .  $(33,227,481)  $(32,435,553)  $(28,125,418)
                                                      =============  =============  =============

Basic and diluted net loss per common share. . . . .  $      (0.04)  $      (0.26)  $      (0.21)
                                                      =============  =============  =============

Weighted-average common shares outstanding . . . . .    21,349,766     16,439,454      9,141,534

See accompanying notes.




                                    JAGUAR RESOURCES CORPORATION
                                 (AN EXPLORATION STAGE ENTERPRISE)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year ended January 31,
                                                               2004          2003          2002
                                                           ------------  ------------  ------------
                                                                     (In Canadian Dollars)
Operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $  (791,928)  $(4,310,135)  $(1,960,664)
  Items not affecting cash:
    Depreciation. . . . . . . . . . . . . . . . . . . . .       18,277        28,924        88,358
    Gains on sales of plant and equipment (Note 3). . . .     (351,272)            -             -
    Stock based compensation (Note 7) . . . . . . . . . .       54,403             -             -
    Write-down of mineral properties. . . . . . . . . . .            -     3,141,726        86,067
    Interest expense. . . . . . . . . . . . . . . . . . .       84,961       127,510       122,604
    Other . . . . . . . . . . . . . . . . . . . . . . . .      (15,015)        4,275           534
                                                           ------------  ------------  ------------
                                                            (1,000,574)   (1,007,700)   (1,663,101)
                                                           ------------  ------------  ------------
Changes in noncash working capital:
    Accounts receivable . . . . . . . . . . . . . . . . .      (70,506)      (24,124)       93,672
    Accounts payable and accrued liabilities. . . . . . .      113,403        45,094       (63,507)
                                                           ------------  ------------  ------------
                                                                42,897        20,970        30,165
                                                           ------------  ------------  ------------
Net cash used in operating activities . . . . . . . . . .     (957,677)     (986,730)   (1,632,936)

Investing activities:
  Property acquisition and exploration. . . . . . . . . .     (384,283)     (199,640)     (577,463)
  Buildings, equipment and other. . . . . . . . . . . . .            -        (1,613)      (48,403)
                                                           ------------  ------------  ------------
Net cash used in investing activities . . . . . . . . . .     (384,283)     (201,253)     (625,866)
                                                           ------------  ------------  ------------
Financing activities:
  Proceeds from issuances of common shares. . . . . . . .    2,779,784       717,412     1,451,935
  Proceeds from sales of plant and equipment (Note 3) . .      521,978             -             -
  Issuances of advances and notes payable (net) . . . . .            -             -      (445,000)
  Proceeds from issuance of convertible debentures. . . .            -             -     1,278,595
                                                           ------------  ------------  ------------
Net cash provided by financing activities . . . . . . . .    3,301,762       717,412     2,285,530
                                                           ------------  ------------  ------------
Increase (decrease) in cash and temporary cash
  investments . . . . . . . . . . . . . . . . . . . . . .    1,959,802      (470,571)       26,728
Cash and temporary cash investments, beginning of period.       22,734       493,305       466,577
                                                           ------------  ------------  ------------
Cash and temporary cash investments, end of period. . . .  $ 1,982,536   $    22,734   $   493,305
                                                           ============  ============  ============

See accompanying notes.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2004

1.  OPERATIONS

Jaguar Resources Corporation, formerly known as Star Resources Corp., ("the Company") was incorporated in 1986 in British Columbia, Canada, and has been engaged in the acquisition and exploration of mineral properties with the potential for economically recoverable reserves. During fiscal 2004 the Company pursued gold exploration opportunities that have large scale potential, with prospects in South America as the primary focus. Prior to the current fiscal year, the Company had concentrated its efforts primarily on the acquisition and exploration of mineral properties with the potential for economically recoverable diamonds. See Note 3 for further discussion of the Company's mineral property interests.

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

2.  SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada and comply in all material respects with United States generally accepted accounting principles except as discussed in
Note  12.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Jaguar Resources do Brasil Ltda., a Brazilian corporation, and its wholly owned United States subsidiary, Star U.S. Inc. ("Star"), and the three wholly-owned subsidiaries of Star, Diamond Operations, Inc. ("DOI"), Diamond Exploration, Inc. ("DEI") and Continental Diamonds, Inc. ("CDI") from their respective dates of acquisition. Significant intercompany balances and transactions have been eliminated.

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

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

2.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

As of January 31, 2004 and 2003, the fair value of cash, accounts receivable and accounts payable including amounts due to and from related parties approximates carrying values because of the short term of these instruments.

MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

Direct acquisitions, evaluation and exploration expenditures are capitalized, reduced by sundry income, to be amortized over the recoverable mineral reserves if a property becomes commercially developed. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written off. Interest is capitalized on properties upon the commencement of active evaluation and preproduction activities, if significant. During the three-year period ended January 31, 2004, no interest was capitalized.

The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. Write-downs totaling $3,141,726 and $86,067 were recorded in fiscal 2003 and 2002, respectively.

OTHER  PROPERTY,  PLANT  AND  EQUIPMENT

Buildings, equipment and other are depreciated on a straight-line basis over useful lives ranging from 3 to 25 years. The diamond recovery plant (the "Plant"), sold during fiscal 2004, became fully operational in April 1994 and was depreciated on a straight-line basis over its estimated useful life of seven years.

INCOME  TAXES

The Company files a separate Canadian income tax return. The Company's United States subsidiaries file a consolidated United States income tax return. The Company provides future income taxes, when applicable, on items of income and expense reported in different periods for financial and income tax reporting purposes. At January 31, 2004, the Company has net operating loss carryforwards in excess of timing differences between financial and income tax reporting amounts which are not probable of realization. Accordingly, the future benefit of these net operating loss carryforwards are not reflected in the accompanying consolidated financial statements.

LOSS  PER  COMMON  SHARE

The Company has adopted the new accounting standard for the calculation of loss per share, which follows the treasury stock method in the calculation of diluted loss per share and requires the presentation of both basic and diluted loss per share on the face of the consolidated statements of operations and deficit.

STOCK  BASED  COMPENSATION

Effective February 1, 2002, the Company adopted the new Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3870 "Stock-Based Compensation and Other Stock-Based Payments", which recommends a fair value based method of accounting for compensation costs. The new section also permits the use of the intrinsic value-based method, which recognizes compensation cost for awards to employees only when the market price exceeds the exercise price at date of grant, but requires pro-forma disclosure of earnings and earning per share as if

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

2.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

the fair value method had been adopted. The Company has elected to adopt the intrinsic value-based method for employee awards. Any consideration paid by the option holders to purchase shares is credited to share capital.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results may differ from those estimates.

3.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

BRAZILIAN  PROPERTIES

Tocantinzinho  Properties

In August 2003 the Company acquired a total of 28,275 hectares in the Tapajos gold district in Para State, Brazil under an option agreement with two individuals. The option agreement entitles the Company to acquire a 100% interest in the Tocantinzinho Properties over a four-year period in consideration for the staged payment of US$465,000, the staged issuance of 2,600,000 shares of the Company and the expenditure of $1,000,000 (U.S.). The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and $75,000 (U.S.). The Company made the second option payment, consisting of 200,000 common shares of the Company and $30,000 (U.S.), in February 2004.

The total commitment under the option agreement is as follows (all amounts are in U.S. dollars): $70,000 and 400,000 common shares of the Company, $40,000 and 200,000 common shares of the Company, $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2005, 2006, 2007 and 2008 fiscal years, respectively. A total of $300,000 (U.S.) must be expended by July 31, 2004.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to the owners of the mineral rights of the Tocantinzinho Properties (the "Underlying Agreements") totaling $1,600,000 (U.S.) over a four-year period. The lease commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $35,000, $80,000, $120,000, $160,000 and $1,205,000 in fiscal years 2004, 2005, 2006, 2007 and
2008, respectively. The Company paid the lease payments totaling $35,000 (U.S.) during fiscal 2004. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of $7,000(U.S.) per month. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.) discussed above. The option agreement is cancelable by the Company without obligation other than the initial payment of $75,000 (U.S.) and 1,100,000 shares of the Company and the expenditure of $300,000 (U.S.) by July 31, 2004.

The optionors are entitled to a sliding scale net smelter return royalty ranging from 2.5% for gold prices below $400 (U.S.) per ounce and 3.5% for gold prices in excess of $500 (U.S.) per ounce. Royalties will be reduced by the amount of any royalties payable to underlying owners and the Government of Brazil.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

3.  MINERAL PROPERTIES AND DEFERRED EXPENDITURES  (CONTINUED)

Mamoal  Property

The Company acquired the 10,000 hectare Mamoal Property, located 30 kilometers southeast of the Company's Tocantinzinho Properties, in December 2003. The Company has an option to earn 100% of the Mamoal Property by payment of a total of US$300,000 over three and one half years. The Company may terminate the option agreement at any time without further obligation. The initial US$10,000 payment was made by the Company in December 2003, and the exploration research license has been transferred to Jaguar Resources do Brasil Ltda. The remaining lease commitments are as follows: US$25,000, US$45,000, US$65,000, and US$155,000 in fiscal years ending January 31, 2005, 2006, 2007 and 2008, respectively. The Company may acquire the Mamoal Property at any time by accelerating the lease payments.

ARKANSAS  PROPERTIES

Black  Lick  and  Twin  Knobs  II  Properties

In December 1999, the Company entered into an agreement with a third party lessor to lease the undersurface rights below 480 acres in Pike County, Arkansas located adjacent to the Company's American Mine Property. The consideration paid for the lease was $50,000 (U.S.), 500,000 shares of the Company and the transfer to the lessor of the surface rights to the 480 acres which the Company purchased from a second third party for approximately $313,000 (U.S.). The lease grants the rights to explore, develop and extract diamond bearing material lying below overburden and the upper 50 feet of diamond bearing material on those areas for which the surface rights have been acquired and transferred to the lessor. The primary term of the lease is five years plus two year extensions and will continue so long as there is commercial production. Royalties include 2% of gross sales subject to a minimum of $48,000 (U.S.) per year after the first seven years. The Company has the right to use the surface for plant and other facilities for additional royalties.

In December 2002, based upon the cumulative exploration results obtained on the Arkansas Properties, the Company made the decision to cease exploration efforts in Arkansas. Accordingly, the capitalized costs related to the Black Lick and Twin Knobs II properties totaling $2,512,500 were written off in the third quarter of fiscal 2003.

American  Mine  Property

Pursuant to an agreement dated November 4, 1992, DEI was granted a permit to explore a mineral property located in Pike County, Arkansas. The Company's
Plant was located on this leased property. In November 1996, the Company exercised its option to lease the property for 10 years upon the payment of $125,000 (U.S.). Yearly payments of $25,000 (U.S.) were required for each of the four years after the first year and $40,000 (U.S.) per year for the following five years, plus an additional $7,500 (U.S.) per year for surface rentals related to the Plant.

The lease payment of $47,500(U.S.), due November 1, 2002, was not made by the Company. Due to the lease expiration and the exploration results discussed above, the capitalized costs related to the American Mine Property totaling $450,823 were written off in the third quarter of fiscal 2003.

In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company's lease on the property through October 31, 2003. The Company recorded a reserve for leasehold reclamation costs of approximately $150,000, representing the estimated costs of the Company's obligation to restore the Arkansas properties to their original condition prior to lease expiration and to

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

3.  MINERAL PROPERTIES AND DEFERRED EXPENDITURES  (CONTINUED)

perform reclamation activities as required by Arkansas regulatory authorities. The Company allowed the lease to expire effective November 1, 2003.

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

Mineral  properties  and  deferred  expenditures  were  as  follows:



                                            BALANCE AT                            BALANCE AT
                                            JANUARY 31               IMPAIRED     JANUARY 31
                                               2001     ADDITIONS    WRITE-OFFS      2002
Arkansas Properties:
   Southwest Properties:
        Acquisition costs. . . . . . . . .  $  170,760  $    7,410  $   (86,067)  $   92,103
                                            ----------  ----------  ------------  ----------
                                               170,760       7,410      (86,067)      92,103
                                            ----------  ----------  ------------  ----------
   American Mine Property:
        Acquisition costs. . . . . . . . .     226,064      75,585            -      301,649
        Exploration costs. . . . . . . . .     134,467           -            -      134,467
                                            ----------  ----------  ------------  ----------
                                               360,531      75,585            -      436,116

   Blacklick and Twin Knobs II Properties:
        Acquisition costs. . . . . . . . .     783,845           -            -      783,845
        Exploration costs. . . . . . . . .   1,068,229     494,468            -    1,562,697
                                            ----------  ----------  ------------  ----------
                                             1,852,074     494,468            -    2,346,542

   Kimberlite Mine Property:
        Acquisition costs. . . . . . . . .      67,325           -            -       67,325
                                            ----------  ----------  ------------  ----------
                                                67,325           -            -       67,325
                                            ----------  ----------  ------------  ----------
Total acquisition costs. . . . . . . . . .   1,247,994      82,995      (86,067)   1,244,922
Total exploration costs. . . . . . . . . .   1,202,696     494,468            -    1,697,164
                                            ----------  ----------  ------------  ----------
Total costs. . . . . . . . . . . . . . . .  $2,450,690  $  577,463  $   (86,067)  $2,942,086
                                            ==========  ==========  ============  ==========

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

3.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)




                                            BALANCE AT                            BALANCE AT
                                            JANUARY 31              IMPAIRED      JANUARY 31
                                               2002     ADDITIONS   WRITE-OFFS      2003
Arkansas Properties:
   Southwest Properties:
        Acquisition costs. . . . . . . . .  $   92,103  $    2,266  $   (94,369)  $        -
                                            ----------  ----------  ------------  ----------
                                                92,103       2,266      (94,369)           -

   American Mine Property:
        Acquisition costs. . . . . . . . .     301,649           -     (301,649)           -
        Exploration costs. . . . . . . . .     134,467      14,707     (149,174)           -
                                            ----------  ----------  ------------  ----------
                                               436,116      14,707     (450,823)           -

   Blacklick and Twin Knobs II Properties:
        Acquisition costs. . . . . . . . .     783,845           -     (783,845)           -
        Exploration costs. . . . . . . . .   1,562,697     165,958   (1,728,655)           -
                                            ----------  ----------  ------------  ----------
                                             2,346,542     165,958   (2,512,500)           -

   Kimberlite Mine Property:
        Acquisition costs. . . . . . . . .      67,325           -      (67,325)           -
        Exploration costs. . . . . . . . .           -      16,709      (16,709)           -
                                            ----------  ----------  ------------  ----------
                                                67,325      16,709      (84,034)           -
                                            ----------  ----------  ------------  ----------
Total acquisition costs. . . . . . . . . .   1,244,922       2,266   (1,247,188)           -
Total exploration costs. . . . . . . . . .   1,697,164     197,374   (1,894,538)           -
                                            ----------  ----------  ------------  ----------
Total costs. . . . . . . . . . . . . . . .  $2,942,086  $  199,640  $(3,141,726)  $        -
                                            ==========  ==========  ============  ==========




                                            BALANCE AT                          BALANCE AT
                                            JANUARY 31              IMPAIRED    JANUARY 31
                                              2003      ADDITIONS   WRITE-OFFS     2004
Brazilian Properties. . . .
   Tocantinzinho Properties
        Acquisition costs .                 $       -   $  527,345  $        -  $  527,345
        Exploration costs .                         -      173,788           -     173,788
                                            ----------  ----------  ----------  ----------
                                                    -      701,133           -     701,133

   Mamoal Property:
        Acquisition costs .                         -       13,150           -      13,150
        Exploration costs .                         -            -           -           -
                                            ----------  ----------  ----------  ----------
                                                    -       13,150           -      13,150
                                            ----------  ----------  ----------  ----------
Total acquisition costs . .                         -      540,495           -     540,495
Total exploration costs . .                         -      173,788           -     173,788
                                            ----------  ----------  ----------  ----------
Total costs . . . . . . . .  $                      -  $   714,283  $        -    $714,283
                                            ==========  ==========  ==========  ==========


4.  DEBENTURES

In fiscal 2002, the Company completed the issuance of $1,278,595 principal amount of 10% secured convertible debentures ("the Debentures"). The Debentures were convertible into units at the rate of one unit for each $2.87 principal amount of the Debentures until February 16, 2003. Each unit was to consist of one common share of the Company and one share purchase warrant with an exercise price of $3.15, exercisable through August 16, 2003. The conversion and share purchase warrant prices above were adjusted to reflect the Company's seven for one share consolidation on November 27, 2001.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

4.  DEBENTURES  (CONTINUED)

On February 11, 2003, the holders of the Debentures approved the amendment of the conversion price of the units to $0.30 and the extension of the maturity date of the Debentures to February 16, 2004. As amended, each of the 4,261,976 units consisted of one common share of the Company and one share purchase warrant with an exercise price of $0.30, exercisable through February 16, 2004. Additionally, the terms of the Debenture were amended to include a mandatory conversion provision of all Debentures and exercise of all related warrants within 30 days after the closing price of the Company's common shares has exceeded $0.375 for ten consecutive trading days.

Interest at the rate of 10% was payable on conversion or maturity in cash, or at the election of the Company, in common shares valued at the weighted average trading price of the common shares of the Company for the ten trading days preceding the interest payment date. The Debentures were secured by a general security interest in the Company's current and future assets and by the stock of Star U.S., Inc. ("Star"), a wholly owned subsidiary of the Company, and a wholly-owned subsidiary of Star.

During fiscal 2004, several holders of the Debentures elected to convert a total of $197,000 principal amount and received 656,666 common shares and 656,666 common share purchase warrants with exercise prices of $0.30. Additionally, during the third quarter of fiscal 2004, a director of the Company elected to convert $97,000 principal amount and received 323,333 common shares.

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

During fiscal 2004, a total of $335,075 of interest accrued on the principal amounts converted during fiscal 2004 was paid via the issuance of a total of 1,129,522 shares, representing the conversion of the interest amounts at weighted average prices from $0.17 to $0.33 per share.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

5.  SHARE  CAPITAL

Common share issuances during the three years ended January 31, 2004 are as follows:

                              STAR RESOURCES CORP.
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

                                                                                                PRICE
                                                                                   NUMBER OF     PER
                                                      DATE                          SHARES      SHARE      AMOUNT
Balance at January 31, 2001 . . . . .. . .                                        62,971,916            $ 28,656,572
Common share options exercised. . . .. . .  March 21 through May 11, 2001          1,229,000      (1)        313,660
Common shares consolidated on a
  ratio of 7 to 1  November 27, 2001                                             (55,029,357)                      -
Issued for cash . . . . . . . . . . . . . . January 29, 2002                       5,691,376    0.20       1,138,275
                                                                                 ------------           ------------
Balance at January 31, 2002 . . . . . . . . . .                                   14,862,935              30,108,507
Issued for services . . . . . . . . . . . . March 25, 2002                           218,750    0.24          52,500
Common share options exercised. . . . . . . June 18, 2002                            570,000      (2)        153,457
Issued for cash . . . . . . . . . . . . . . September 18, 2002                     2,819,774    0.20         563,955
                                                                                 ------------           ------------
Balance at January 31, 2003 . . . . . . . . . .                                   18,471,459              30,878,419
Issued for conversion of
  convertible debentures. . . . . . . . . . May 27 through October 31, 2003        4,261,976    0.25       1,278,595
Issued for interest on
  convertible debentures. . . . . . . . .   May 27 through November 14, 2003       1,129,522      (3)        335,075
Issued for debt payment . . . . . . . . .   July 24, 2003                            107,126    0.20          20,917
Common share options exercised. . . . . .   August 7 through December 1, 2003      1,884,376      (4)        424,919
Issued for property acquisition . . . . .   August 18, 2003                        1,100,000    0.33         330,000

Common share warrants exercised . . . . .   November 30 through December 1, 2003   3,125,311    0.30         937,593
Common share warrants exercised . . . . .   January 29, 2004                       5,669,101    0.25       1,417,275
                                                                                 ------------  -------  ------------
Balance at January 31, 2004 . . . . . . . . .                                     35,748,871            $ 35,622,793
                                                                                 ============           ============

(1)  Price ranged from $0.20 to $0.32
(2)  Price ranged from $0.24 to $0.28
(3)  Price ranged from $0.17 to $0.33
(4)  Price ranged from $0.10 to $0.28


On January 29, 2002 the Company completed a private placement of 5,691,376 units at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants had an expiration date of January 29, 2003, which was extended during fiscal 2003 to January 29, 2004. A total of 5,669,101 warrants were exercised in January 2004, and the Company received total exercise proceeds of $1,417,275. A total of 22,275 warrants expired unused on January 29, 2004.

On September 18, 2002, the Company completed a private placement of 2,819,774 units at a price of $0.20 per unit, each unit consisting of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants have an expiration date of September 18, 2004. The Company received a total of $563,955 during fiscal 2003 representing subscriptions for the private placement. Included in that amount was a total of $85,240 representing subscriptions for 426,200 units by three of the Company's directors. As of January 31, 2004, 2,819,774 warrants were outstanding. In February 2004, 125,000 common share warrants were exercised, and the Company received total exercise proceeds of $31,250.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

6.  STOCK  OPTION  PLAN

The Company maintains a stock option plan for its directors, officers and employees and may issue up to 3,000,000 options. At the Company's annual meeting held July 23, 2002, shareholders approved an amendment of the 2001 Stock Option Plan (the "Plan") to increase the number of shares reserved for issuance under the Plan from 1,142,857 to 3,000,000. Under the terms of the plan, the exercise price of each option equals the closing market price of the Company's stock on the date of grant. No compensation expense is recognized when stock options are issued. Any consideration paid by the optionee on the exercise of options is credited to share capital. Through July 2002 all options were immediately vested and generally have a term of five years. The common share options granted subsequent to July 2002 are subject to vesting requirements (25% on the date of grant and 12.5% on each quarter end thereafter).

The activity in common stock option grants outstanding for the prior three fiscal years is as follows (the number and prices of options for prior years have been adjusted to reflect the seven for one share consolidation effective on November 27, 2001):



                                     2004                    2003                      2002
                              --------------------     -------------------    --------------------
                                         Weighted                Weighted                Weighted
                                          Average                 Average                 Average
                                Amount     Price       Amount      Price        Amount     Price
                              ---------  ---------    ---------  ---------    ---------  ---------
Outstanding, beginning
 of year. . . . . . . . . .   1,946,429    $  0.24    1,475,000    $  0.26      897,857    $ 4.48
Granted . .. . . . . . . . .  4,387,001       0.30    1,145,000       0.22    1,044,143      0.44
Exercised .  . . . . . . . .  1,884,376       0.23      570,000       0.27      175,571      0.26
Forfeited . .                         -          -      103,571       0.24      291,429      0.71
                              ---------  ---------    ---------  ---------    ---------  ---------
Outstanding, end of
   year (1) . . . . . . .. . .4,449,054    $  0.31    1,946,429    $  0.24    1,475,000    $ 0.26
                              =========  =========    =========  =========    =========  =========

(1) A total of 49,286 options outstanding at January 31, 2004 (438,572 at January 31, 2003) were repriced to $0.24 effective
 January 17, 2002.  A total of 4,352,625 options are subject to vesting requirements.  A total of 450,000 options were issued in
 December 2003 subject to shareholder approval.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

6.  STOCK  OPTION  PLAN  (CONTINUED)

The following table summarizes information about stock options outstanding at January 31, 2004:



NUMBER OUTSTANDING
AT JANUARY 31,2004        ISSUE DATE        EXPIRATION DATE       EXERCISE PRICE
     14,286 . . . . . .December 14, 1999    December 14, 2004     $   0.24
      3,571. . . . . . .April 6, 2000         April 6, 2005           0.24
      2,857. . . . . . .May 4, 2000            May 4, 2005            0.24
     14,286 . . . . .  September 27, 2000   September 27, 2005        0.24
     14,286 . . . . . .   May 11, 2001         May 11, 2006           0.24
     47,143 . . . . . . January 31, 2002     January 31, 2007         0.28
    253,125. . . . . . September 26, 2002   September 26, 2007        0.18
    712,499. . . . . .   March 6, 2003        March 6, 2008           0.10
  1,622,500. . . . .    August 14, 2003      August 14, 2008          0.30
  1,027,000. . . . .   October 21, 2003     October 21, 2008          0.40
    287,501. . . . . . November 26, 2003    November 26, 2008         0.49
    450,000. . . . . . December 17, 2003    December 17, 2008         0.42


7.  STOCK  BASED  COMPENSATION

Stock-based compensation required by CICA Handbook Section 3870 related to options granted to consultants increased the following expenses in the financial statements of the Company in 2004, 2003 and 2002:


               2004       2003       2002
Consulting    $54,403      $   -      $   -
              -------    -------    -------
              $54,403      $   -      $   -
              =======    =======    =======

These amounts have also been recorded as contributed surplus on the balance sheet.

The Company has elected to adopt the intrinsic value-based method for employee awards according to the CICA Handbook Section 3870. Based on the computed option values and the number of options issued to employees and directors, had the Company recognized compensation expense, the following would have been its effect on the Company's loss for the year and loss per share:




                                      2004          2003         2002
                                        $. . . . . .  $             $
Loss for the year (as reported).     (791,928)   (4,310,135)  (1,960,664)
Pro-forma net loss for the year.   (1,199,406)   (4,468,492)  (2,230,157)

Basic loss per common share
  (as reported). . . . . . . . .        (0.04)        (0.26)       (0.21)
Pro-forma basic net loss per
  common share . . . . . . . . .        (0.06)        (0.27)       (0.24)

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

6.  STOCK BASED COMPENSATION  (CONTINUED)

The fair value of each option granted to employees and directors has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:




                            2004        2003        2002
Expected dividend yield       0%          0%          0%
Expected volatility . .     161%        141%        125%
Risk-free interest rate    3.00%       5.25%       5.25%
Expected life . . . . .  3.5 years   3.5 years   3.5 years

The weighted average fair value of options granted as of January 31, 2004 is $0.26 and as of January 31, 2003 is $0.19.

8.  INCOME  TAXES

The Company has not incurred or paid any Canadian or United States income taxes since its inception. At January 31, 2004 the Company has Canadian noncapital loss carryforwards of approximately $2,348,000 which begin to expire in fiscal year 2005 and United States federal net operating loss carryforwards of approximately $18,565,000 (U.S.) which begin to expire in 2005.

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

At January 31, 2004, the Company has incurred approximately $512,000 of exploration and development costs which may be deducted against future Canadian taxable income subject to certain limitations.

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

9.  RELATED  PARTY  TRANSACTIONS

The chairman has significant share ownership of the Company. Accounts receivable at January 31, 2004 and 2003 includes $105,758 and $31,600, respectively, receivable from the chairman of the Company. Included in accounts payable and accrued liabilities at January 31, 2004 and 2003 is approximately $5,800 and $37,700, respectively, payable to a law firm in which one of the Company's directors is a partner. Debentures payable at January 31, 2003 includes $97,000 payable to a director.

10.  COMMITMENTS  AND  CONTINGENCIES

Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On May 15, 1998, a legal action styled James Cairns and Stewart Jackson vs. Texas Star Resources Corporation d/b/a Diamond Star, Inc. was filed in the 215th Judicial District Court of Harris County, Texas, Cause No. 9822760 wherein the

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

10.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

11.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consist  of  the  following:


                              2004       2003        2002
                           ----------  ----------  ----------
  Consulting fees . . . .  $  234,253  $  134,605  $  197,473
  Depreciation expense. .      18,277      28,924      88,359
  Entertainment . . . . .      29,716      31,884      40,823
  Insurance . . . . . . .         484       7,385      22,075
  Office expenses . . . .      70,587      61,639      94,796
  Professional fees . . .     110,674      68,767     109,420
  Rent. . . . . . . . . .      33,999      32,724      32,047
  Repairs and maintenance      21,400     126,856     172,205
  Salary. . . . . . . . .     328,656     423,802     700,014
  Shareholder relations .      51,192      30,126      91,826
  Travel. . . . . . . . .      92,783      41,393     106,201
  Utilities . . . . . . .       5,150      32,624      38,124
                           ----------  ----------  ----------
    Total . . . . . . . .    $997,171  $1,020,729  $1,693,363
                           ==========  ==========  ==========


                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

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


                                                           2004          2003          2002
                                                       ------------  ------------  ------------

Loss in accordance with Canadian GAAP . . . . . . . .  $  (791,928)  $(4,310,135)  $(1,960,664)

Deduct:
Deferred exploration expenditures capitalized
 during the period. . . . . . . . . . . . . . . . . .     (173,788)            -      (494,468)

Add:
Deferred exploration expenditures written off in the
period that would have been expensed in a prior
period. . . . . . . . . . . . . . . . . . . . . . . .            -     1,697,164             -
                                                       ------------  ------------  ------------
Loss in accordance with United States GAAP. . . . . .  $  (965,716)  $(2,612,971)  $(2,455,132)
                                                       ============  ============  ============

Loss per share (United States GAAP) . . . . . . . . .  $     (0.05)  $     (0.16)  $     (0.27)
                                                       ============  ============  ============

Weighted average shares outstanding (United States
GAAP) . . . . . . . . . . . . . . . . . . . . . . . .   21,349,766    16,439,454     9,141,534
                                                       ============  ============  ============





                                                             2004          2003          2002
                                                          -----------  ------------  ------------
Shareholders' equity (deficiency) - Canadian GAAP. . . .  $2,449,715   $(1,557,134)  $ 1,983,089
Mineral properties and deferred exploration expenditures    (173,788)            -    (1,697,164)
                                                          -----------  ------------  ------------
Shareholders' equity (deficiency) - United States GAAP .  $2,275,927   $(1,557,134)  $   285,925
                                                          ===========  ============  ============

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2004

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)



                                                             2004        2003         2002
                                                          ----------  ----------  ------------
Mineral properties and deferred exploration expenditures
 - Canadian GAAP . . . . . . . . . . . . . . . . . . . .  $ 714,283   $       -   $ 2,942,086
Mineral properties and deferred exploration expenditures
 expensed per United States GAAP . . . . . . . . . . . .   (173,788)          -    (1,697,164)
                                                          ----------  ----------  ------------
Mineral properties and deferred exploration expenditures
- United States GAAP . . . . . . . . . . . . . . . . . .  $ 540,495   $       -   $ 1,244,922
                                                          ==========  ==========  ============


Foreign  Currency  Translation

Under United States GAAP for 2004 and 2003, shareholders' equity would reflect a foreign currency translation gain of $15,254 and $144,289, respectively.


(This  portion  of  the  page  is  intentionally  left  blank.)
                                       38

                                INDEX TO EXHIBITS


3.1 Certificate of Incorporation, Memorandum and Articles of Texas Star Resources Corporation (the "Company") dated March 12, 1986. (a)
3.1.1   Amendment  to  Certificate  of  Incorporation and Memorandum. (b)
3.1.2   Certificate  of  Change  of  Name  dated  October  30,  1996.
3.1.3   Amendment  to  the  Company's  Memorandum, effective November 27,
        2001.  (h)
10.6 Agreement dated July 28, 1992, between the Company and certain royalty holders (as set forth therein). (a)
10.7 Stock Purchase Agreement dated July 29, 1992, by and among the Company, DEI, James M. Cairns, Jr., Gandy Baugh and Stewart Jackson (such Individuals being collectively referred to as the "DEI Shareholders") and the Amendment thereto dated January 13, 1993. (a)
10.11 Prospecting Permit and Option to Lease dated November 4, 1992, between DEI and various interest holders. (a)
10.12 Agreement dated December 22, 1992, between the Company and certain royalty interest holders. (a)
10.16 Royalty Interest Agreement dated January 13, 1993, by and between the Company and the DEI Shareholders relating to the properties of the Company and DEI in Arkansas. (a)
10.40 Mining Lease between the Company and certain royalty interest holders dated November 4, 1996. (c)
10.42 Amendment No. 1 to Mining Lease between the Company and certain royalty interest holders dated November 1997. (d)
10.43 Mining Lease between the Company and ABJ Hammett Estate/ Trust dated September 11, 1997. (d)
10.47 Mining Lease Agreement and Lease Modification and Escrow Agreement dated December 16, 1999. (e)
10.48 Letter Agreement dated October 26, 2000 between the Company and McGeorge Contracting Co. (f)
10.49   Stripping  Agreement  dated  October 31, 2000 between the Company and  McGeorge  Contracting  Co.  (f)
10.50   Lease  Confirmation Agreement dated effective March 16, 2000. (g)
10.51   Mining  Lease  between  the Company and ABJ Hammett Estate/ Trust dated  November  15,  2000.  (g)
10.52 Trust Deed for Debentures dated February 16, 2001 between the Company and Montreal Trust Company of Canada. (g)
10.53 Pledge Agreement for Shares of Star U.S., Inc. between the Company and Montreal Trust Company of Canada dated February
        16, 2001. (g)
10.54   Pledge  Agreement  for Shares of Diamond Operations, Inc. between the  Company  and  Montreal Trust Company of Canada dated February
        16, 2001. (g)
10.55 Second Supplemental Indenture between the Company and Computershare Trust Company of Canada dated February 11,
        2003.  (i)
10.56   Option  Agreement,  Tocantinzinho Project - Brazil dated July 31,
        2003.  (j)
22     Subsidiaries  of  the  Registrant.  (k)
23     Consent  of  Independent Auditors, Morgan & Company, dated April 30,
       2004.  (k)
24     Powers  of  Attorney  dated  April  23,  2004.  (k)
31.1   Certification  of  Chairman  pursuant to Exchange Act Rules 13a-14. (k)
32 Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
       2002.  (k)
_________________

(a) Filed as an exhibit to Registration Statement on Form 10 as filed on June 23, 1993.
(b) Filed as an exhibit to Form 8 Amendment No. 1 to Form 10 as filed on October 4, 1993.
(c)    Filed  as an exhibit to Form 10-K for the fiscal year ended January
       31,  1997  as  filed  on  May  13,  1997.
(d) Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1998 as filed on April 29, 1998.
(e) Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2000 as filed on April 28, 2000.
(f) Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2000 as filed on December 13, 2000.
(g)    Filed  as an exhibit to Form 10-K for the fiscal year ended January
       31,  2001  as  filed  on  April  27,  2001.
(h) Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2001 as filed on December 13, 2001.
(i)    Filed as an exhibit to Form 10-Q for the fiscal quarter ended April
       30,  2003  as  filed  on  June  16,  2003.
(j)    Filed  as an exhibit to Form 10-Q for the fiscal quarter ended July
       31,  2003  as  filed  on  September  15,  2003.
(k)    Filed  herewith.

     All Exhibits referred to in (a) through (j) above were filed with previous Securities and Exchange Commission filings of the Company (File No. 0-21968) and are incorporated herein by reference.