Form 10-Q
period 2004-04-30
STAR RESOURCES CORP
filed 2004-06-14
CIK 908177

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C.  20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  April  30,  2004

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

                              800 Bering, Suite 208
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

Shares  of  Registrant's Common Stock outstanding as of June 9, 2004: 36,305,792


                          JAGUAR RESOURCES CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


PAGE
PART I.  Financial Information

Item 1.     Financial Statements

     Consolidated Balance Sheets - January 31, 2004
     and April 30, 2004 (Unaudited) . . . . . . . . . . . . . . . . . . . .   1

     Interim Consolidated Statements of Operations and Deficit Accumulated
     During the Exploration Stage - Three Months Ended
     April 30, 2004 and 2003 (Unaudited). . . . . . . . . . . . . . . . . .   2

     Interim Consolidated Statements of Cash Flows - Three Months
     Ended April 30, 2004 and 2003 (Unaudited). . . . . . . . . . . . . . .   3

     Notes to Interim Consolidated Financial Statements (Unaudited) -
     April 30, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4


Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.. . . . . . . . . . . . . . . . .  10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk. . .  12

Item 4.     Controls and Procedures . . . . . . . . . . . . . . . . . . . .  13

PART II.    Other Information.

Item 1.     Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . .  13

Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . .  13

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  13

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . .  13

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14





                               JAGUAR RESOURCES CORPORATION
                            (AN EXPLORATION STAGE ENTERPRISE)

                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                      April 30, 2004    January 31, 2004
                                                     ---------------   ------------------
                                                           (In Canadian Dollars)
ASSETS
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . .  $     1,346,236   $       1,982,536
   Accounts receivable. . . . . . . . . . . . . . .          169,455             109,468
                                                     ----------------  ------------------
Total current assets. . . . . . . . . . . . . . . .        1,515,691           2,092,004
                                                     ----------------  ------------------
Property, plant and equipment, at cost:
  Mineral properties and deferred
    expenditures (Note 3) . . . . . . . . . . . . .        1,196,137             714,283
  Equipment and other . . . . . . . . . . . . . . .           76,496              68,788
  Accumulated depreciation. . . . . . . . . . . . .          (68,000)            (63,472)
                                                     ----------------  ------------------
Total property, plant and equipment, at cost. . . .        1,204,633             719,599
                                                     ----------------  ------------------

Other assets. . . . . . . . . . . . . . . . . . . .            8,081               7,826
                                                     ----------------  ------------------
Total assets. . . . . . . . . . . . . . . . . . . .  $     2,728,405   $       2,819,429
                                                     ================  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities. . . . .  $       435,233   $         369,714
                                                     ----------------  ------------------
Total current liabilities . . . . . . . . . . . . .          435,233             369,714
                                                     ----------------  ------------------


Commitments and contingencies (Note 6)
Shareholders' equity:
  Common share capital, no par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 36,198,871
       (35,748,871 at January 31, 2004) (Note 5). .       35,755,293          35,622,793
  Contributed surplus (Note 8). . . . . . . . . . .          209,673              54,403
  Deficit accumulated during the exploration stage.      (33,671,794)        (33,227,481)
                                                     ----------------  ------------------
Total shareholders' equity. . . . . . . . . . . . .        2,293,172           2,449,715
                                                     ----------------  ------------------
Total liabilities and shareholders' equity. . . . .  $     2,728,405   $       2,819,429
                                                     ================  ==================

See accompanying notes.



                             JAGUAR RESOURCES CORPORATION
                           (AN EXPLORATION STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                       DURING THE EXPLORATION STAGE (UNAUDITED)


                                                      Three  Months  Ended  April  30,
                                                               2004           2003
                                                          -------------  -------------
                                                             (In Canadian Dollars)
Revenues:
  Interest income. . . . . . . . . . . . . . . . . . . .  $        234   $        578
  Gains on sales of plant and equipment (Note 2) . . . .             -        446,647
                                                          -------------  -------------
                                                                   234        447,225
                                                          -------------  -------------
Expenses:
  General and administrative (Note 7). . . . . . . . . .       479,307        155,686
  Finance charges. . . . . . . . . . . . . . . . . . . .         3,150         10,651
  Interest expense . . . . . . . . . . . . . . . . . . .             -         30,878
  Translation (gains) losses . . . . . . . . . . . . . .       (37,910)         8,401
                                                          -------------  -------------
                                                               444,547        205,616
                                                          -------------  -------------
Income (loss) before provision for income taxes. . . . .      (444,313)       241,609
Provision for income taxes . . . . . . . . . . . . . . .             -              -
                                                          -------------  -------------
Net income (loss). . . . . . . . . . . . . . . . . . . .      (444,313)       241,609
Deficit accumulated during the exploration stage at the
  beginning of the period. . . . . . . . . . . . . . . .   (33,227,481)   (32,435,553)
                                                          -------------  -------------
Deficit accumulated during the exploration stage at the
  end of the period. . . . . . . . . . . . . . . . . . .  $(33,671,794)  $(32,193,944)
                                                          =============  =============

Net income (loss) per common share - basic and diluted .  $      (0.01)  $       0.01
                                                          =============  =============

Weighted-average common shares outstanding . . . . . . .    36,064,427     18,471,459
 See accompanying notes.




                            JAGUAR RESOURCES CORPORATION
                          (AN EXPLORATION STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                          Three Months Ended April 30,
                                                                2004         2003
                                                              (In Canadian Dollars)
OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . . .  $ (444,313)  $ 241,609
  Items not affecting cash:
     Depreciation . . . . . . . . . . . . . . . . . . . . .       4,528       4,111
     Interest expense . . . . . . . . . . . . . . . . . . .           -      30,878
     Gains on sales of plant and equipment (Note 2) . . . .           -    (446,647)
     Stock based compensation (Note 8). . . . . . . . . . .     155,270           -
     Other. . . . . . . . . . . . . . . . . . . . . . . . .        (255)         (9)
                                                             -----------  ----------
                                                               (284,770)   (170,058)
                                                             -----------  ----------
  Changes in noncash working capital:
     Accounts receivable. . . . . . . . . . . . . . . . . .     (59,987)     24,260
     Accounts payable and accrued liabilities . . . . . . .      65,519     (30,571)
                                                                  5,532      (6,311)
                                                             -----------  ----------
Net cash used in operating activities . . . . . . . . . . .    (279,238)   (176,369)
                                                             -----------  ----------

INVESTING ACTIVITIES:
  Property acquisition and exploration. . . . . . . . . . .    (411,854)          -
  Equipment and other . . . . . . . . . . . . . . . . . . .      (7,708)          -
                                                             -----------  ----------
Net cash used in investing activities . . . . . . . . . . .    (419,562)          -
                                                             -----------  ----------

FINANCING ACTIVITIES:
  Proceeds from issuances of common shares. . . . . . . . .      62,500           -
  Proceeds from sales of plant and equipment (Note 2) . . .           -     521,978
                                                             -----------  ----------
Net cash provided by financing activities . . . . . . . . .      62,500     521,978
                                                             -----------  ----------
Increase (decrease) in cash and temporary cash investments.    (636,300)    345,609
Cash and temporary cash investments, beginning of period. .   1,982,536      22,734
                                                             -----------  ----------
Cash and temporary cash investments, end of period. . . . .  $1,346,236   $ 368,343
                                                             ===========  ==========

See accompanying notes.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2004

1.  BASIS  OF  OPERATIONS

Jaguar Resources Corporation ("the Company") is engaged in the business of exploring for and, if warranted, developing mineral properties. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles and comply in all material respects with United States generally accepted accounting principles except as discussed in Note 4. The consolidated financial statements are presented in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by Canadian and United States generally accepted accounting principles for complete financial statements.

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005.

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

The total commitment under the option agreement is as follows (all amounts are in U.S. dollars): $70,000 and 400,000 common shares of the Company, $40,000 and 200,000 common shares of the Company, $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2005, 2006, 2007 and 2008 fiscal years, respectively. As of April 30, 2004, the Company has met the requirement under the option agreement to expend a total of $300,000 (U.S.) by July 31, 2004.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2004

2.  Mineral Properties and Deferred Expenditures (continued)

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

ARKANSAS  PROPERTIES

The Company maintained interests in several Arkansas Properties during the period from fiscal 1993 through fiscal 2003. In December 2002, based upon the cumulative exploration results obtained on the Arkansas Properties, the Company made the decision to cease operations in Arkansas.

American  Mine  Property

Pursuant to an agreement dated November 4, 1992, DEI was granted a permit to explore a mineral property located in Pike County, Arkansas. The Company's Plant was located on this leased property. The Company leased the property and conducted exploration activities during certain periods from 1992 to 2002. The lease payment of $47,500(U.S.) on the American Property, due November 1, 2002, was not made by the Company.

In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company's lease on the property through October 31, 2003. The Company recorded a reserve for leasehold reclamation costs during the quarter ended April 30, 2003 of approximately $70,000, representing the estimated costs of the Company's obligation to restore the Arkansas properties to their original condition prior to lease expiration and to perform reclamation activities as required by Arkansas regulatory authorities. The reserve for leasehold reclamation was increased during the fourth quarter of fiscal 2004 to approximately $150,000 based upon a revision in the estimate discussed above. The Company allowed the lease to expire effective November 1, 2003.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2004

2.  Mineral Properties and Deferred Expenditures (continued)

Mineral  properties  and  deferred  expenditures  were  as  follows:

                              BALANCE AT                         BALANCE AT
                              JANUARY 31              IMPAIRED    APRIL 30,
                                2004      ADDITIONS  WRITE-OFFS     2004
                              ----------  ---------  ----------  ----------
Brazilian Properties
   Tocantinzinho Properties:
        Acquisition costs. .  $527,345    $137,285     $     -   $  664,630
        Exploration costs. .   173,788     344,298           -      518,086
                              ----------  ---------  ----------  ----------
                               701,133     481,583           -    1,182,716
                              ----------  ---------  ----------  ----------

   Mamoal Property:
        Acquisition costs. .    13,150         271           -       13,421
        Exploration costs. .         -           -           -            -
                              ----------  ---------  ----------  ----------
                                13,150         271           -       13,421
                              ----------  ---------  ----------  ----------

Total acquisition costs. . .   540,495     137,556           -      678,051
Total exploration costs. . .   173,788     344,298           -      518,086
                              ----------  ---------  ----------  ----------
Total costs. . . . . . . . .  $714,283    $481,854     $     -   $1,196,137
                              ==========  =========  ==========  ==========


3.  DEBENTURES

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

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2004

3.  DEBENTURES  (CONTINUED)

Effective October 31, 2003 a total of $984,595 principal amount of Debentures were automatically converted into 3,281,977 units of the Company in accordance with the February 11, 2003 amendments discussed in the third preceding paragraph. Each unit consisted of one common share and one common share purchase warrant with exercise prices of $0.30. Additionally, under terms of the mandatory conversion provision, the expiration date of all warrants issued upon conversion of the Debentures was established as December 1, 2003. During the fourth quarter of fiscal 2004, the Company received a total of $937,593, representing the exercise price of 3,125,311 warrants, and issued 3,125,311 common shares. A total of 813,332 common share warrants expired unused on December 1, 2003.During fiscal 2004, a total of $335,075 of interest accrued on the principal amounts converted during fiscal 2004 was paid via the issuance of a total of 1,129,522 shares, representing the conversion of the interest amounts at weighted average prices from $0.17 to $0.33 per share.

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

Mineral  Properties  and  Deferred  Expenditures

Under United States GAAP, the preferred method for accounting for evaluation and exploration costs on properties without proven and probable reserves is to expense all costs incurred, other than acquisition costs, prior to the establishment of proven and probable reserves. The effect of the application of this method to the financial statements would be to increase net loss by approximately $344,000 for the three months ended April 30, 2004 and to decrease mineral properties and deferred expenditures by $344,000 as of April 30, 2004. The application of this method to the financial statements dated April 30, 2003 would not require adjustment to the financial statements.

Foreign  Currency  Translation

Under United States GAAP, shareholders' equity would reflect foreign currency translation gains of approximately $15,300 and $45,700 at January 31, 2004 and April 30, 2004, respectively.

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

On September 18, 2002, the Company completed a private placement of 2,819,774 units at a price of $0.20 per unit, each unit consisting of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants have an expiration date of September 18, 2004. The Company received a total of $563,955 during fiscal 2003 representing subscriptions for the private placement. Included in that amount was a total of $85,240 representing subscriptions for 426,200 units by three of the Company's directors. During the quarter ended April 30, 2004, 250,000 common share warrants were exercised, and the Company received total exercise proceeds of $62,500. As of April 30, 2004, 2,569,774 warrants were outstanding.

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2004

5.  SHARE  CAPITAL  (CONTINUED)

As of April 30, 2004, the Company had a total of 4,449,054 options outstanding at prices ranging from $0.10 to $0.49. On June 10, 2004, employees and directors elected to exercise 950,000 common share options at prices ranging from $0.10 to $0.49, and the Company received exercise proceeds totaling approximately $580,000. On June 11, 2004, the Company issued a total of 950,000 common share options with a five-year term and an exercise price of $0.92 to employees, directors and consultants.

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

                          JAGUAR RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2004

7.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consisted  of  the  following:



                     Three  Months  Ended  April  30,
                           2004          2003
                         --------      --------
Consulting fees . . . .  $ 77,349      $  2,415
Depreciation expense. .     4,528         4,111
Entertainment . . . . .     4,564         3,703
Office expenses . . . .    22,852         7,770
Professional fees . . .    23,657        20,253
Rent. . . . . . . . . .     7,022         7,633
Repairs and maintenance         -         4,501
Salary. . . . . . . . .   263,999        88,257
Shareholder relations .    53,500           831
Travel. . . . . . . . .    21,836         9,460
Utilities . . . . . . .         -         6,752
                         --------      --------
  Total . . . . . . . .  $479,307      $155,686
                         ========      ========


8.  STOCK  BASED  COMPENSATION

Commencing February 1, 2004, in accordance with Handbook Section 3870 of the Canadian Institute of Chartered Accountants, the Company has recorded stock based compensation to employees, directors and consultants on a fair value basis, as follows:



                            2004       2003
Consulting               $ 25,017     $   -
Salaries .                130,253         -
                         --------  --------
                         $155,270     $   -
                         ========  ========

These amounts have been recorded using the Black Scholes valuation model with the following variables: risk-free interest rate, 3.5%; expected life, 3.5 years; volatility, 160%; weighted average fair value per option grant, $0.29.

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

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
               -----------------------------------------------------------------
               RESULTS  OF  OPERATIONS
               -----------------------

Results  of  Operations  -  For the Three Month Periods Ended April 30, 2004 and
2003

All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of June 9, 2004, the exchange rate is $1.00 (Canadian) = $0.7385 (U.S.)

     The Company is in the exploration stage and has no revenues from operations other than rental income related to the Diamond Recovery Plant, totaling approximately $1,079,000 from inception through March 2003, when the Plant was sold. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company's existing Properties are gold prospects in Brazil, as discussed in
Note 2, which were acquired during fiscal 2004. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. As discussed in Note 2, during fiscal 2003 the Company decided to cease exploration activities in Arkansas due to disappointing exploration results, and the total of $3,141,726 of accumulated capitalized costs related to the Arkansas leases were written off. The Company has recorded cumulative write-offs of mineral properties of $15,306,613 during its exploration stage, a period of approximately fifteen years, and cumulative writedowns of property, plant and equipment of $3,614,952.

     During the quarter ended April 30, 2004, the Company's mineral properties and deferred expenditures increased to $1,196,137 from $714,283 primarily as a result of acquisition costs totaling $137,285 and exploration costs totaling $344,298 related to the activities on the Company's Tocantinzinho Properties. The Company completed its Phase One drilling program on the Tocantinzinho Properties in May 2004. The Phase One drilling program consisted of 8 inclined diamond drill holes totaling approximately 1700 meters. Based upon the positive results of the Phase One drilling program, which may be viewed in detail at the Company's website (www.jaguarresources.com), Company management commenced the second phase drilling program totaling 2000-3000 in the second fiscal quarter of 2005.

     The Company had no significant revenues during the quarter ended April 30, 2004. The Company's revenues during the three months ended April 30, 2003 are primarily comprised of the gain from the sale of the diamond sorting and recovery plant ("the Plant"). The Plant was sold to a third party for US$350,000 and was fully depreciated at disposal. As discussed in Note 2, the Plant is located on the American Mine Property, and a reserve for leasehold improvements totaling approximately $150,000 is included in accounts payable and accrued liabilities as of April 30, 2004. The Company has not received any revenues from mining operations from inception.

     General and administrative expenses for the quarter ended April 30, 2004 increased by approximately $324,000 or 208% compared to the quarter ended April 30, 2003. This increase was primarily due to the increased activity surrounding the Phase One drilling program, which was in process throughout the first quarter of fiscal 2005. In contrast, during the first quarter of fiscal 2004, the Company was engaged in the acquisition of the Brazilian Properties and had not begun exploration activities. Another reason for the increase in general and administrative expenses from the quarter ended April 30, 2003 to the quarter ended April 30, 2004 was the stock compensation expense totaling $155,270, which was recorded in the first fiscal quarter of 2005 and is discussed in Note 8 above. The Company anticipates that general and administrative expenses during the remaining nine months of fiscal 2005 will remain consistent with the level experienced in the first quarter of fiscal 2005.

FINANCIAL  CONDITION;  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of April 30, 2004 and January 31, 2004, the Company had working capital of $1,080,458 and $1,722,290, respectively. At April 30, 2004, the Company had current assets of $1,515,691, including $1,346,236 in cash, compared to total current liabilities of $435,233.

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

     The Company received $563,955 during fiscal 2003, representing subscriptions for a private placement of the Company's common shares. A total of 2,819,774 units were issued in the private placement at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25. The share purchase warrants have an expiration date of September 17, 2004. During the quarter ended April 30, 2004, 250,000 common share warrants were exercised, and the Company received total exercise proceeds of $62,500. As of April 30, 2004, 2,569,774 warrants were outstanding.

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

     The Company has no properties that have proven to be commercially developable and has no revenues from mining operations other than the rentals received from the Plant and the proceeds from the sales of the Plant and related equipment. The rights and interests in the Tocantinzinho and Mamoal Properties in Brazil constitute the Company's current mineral holdings. The Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct additional exploration activities on new prospects. The Company intends to seek additional equity financing during fiscal 2005, including the potential exercise of outstanding warrants and options. The inability of the Company to raise further equity financing will adversely affect the Company's business plan, including its ability to acquire additional properties and perform exploration activities on existing properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company's limited and speculative asset base of exploration properties and prospects.

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

     Not  applicable.
                     -

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

                                            JAGUAR  RESOURCES  CORPORATION
                                            (Registrant)



Dated:  June  14,  2004               By:   /s/  Mark  E.  Jones,  III
                                            --------------------------
                                            MARK  E.  JONES,  III
                                            Chairman
                                            (and  principal  financial  officer)

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

Dated:  June  14,  2004

                                                     /s/  Mark  E.  Jones,  III
                                                     --------------------------
                                                          Mark  E.  Jones,  III
                                                                       Chairman
                                           (and  principal  financial  officer)

                                INDEX OF EXHIBITS






Exhibit No.                        Description of Exhibits
-----------                        -----------------------
99           Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
  . . . . .  Section 906 of the Sarbanes-Oxley Act of 2002.