Form 10-Q
period 2004-07-31
STAR RESOURCES CORP
filed 2004-09-13
CIK 908177

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C.  20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  July  31,  2004

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
          SECURITIES     EXCHANGE  ACT  OF  1934

                        Commission file number:  0-21968

                         BRAZAURO RESOURCES CORPORATION
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

Shares  of  Registrant's  Common  Stock  outstanding  as  of  September 7, 2004:
37,775,542



                         BRAZAURO RESOURCES CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                            PAGE
PART I.  Financial Information

Item 1.     Financial Statements

     Consolidated Balance Sheets - January 31, 2004
     and July 31, 2004 (Unaudited). . . . . . . . . . . . . . . . . . . . .   1

     Interim Consolidated Statements of Operations and Deficit Accumulated
     During the Exploration Stage - Three and Six Months Ended
     July 31, 2004 and 2003 (Unaudited) . . . . . . . . . . . . . . . . . .   2

     Interim Consolidated Statements of Cash Flows - Three and Six Months
     Ended July 31, 2004 and 2003 (Unaudited) . . . . . . . . . . . . . . .   3

     Notes to Interim Consolidated Financial Statements (Unaudited) -
     July 31, 2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.. .     . . . . . . . . . . . . . . .  10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk. . .  12

Item 4.     Controls and Procedures . . . . . . . . . . . . . . . . . . . .  12

PART II.     Other Information.

Item 1.     Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.     Changes in Securities and Use of Proceeds . . . . . . . . . . .  13

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  13

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . .  13

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  14


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15






                             BRAZAURO RESOURCES CORPORATION
                            (AN EXPLORATION STAGE ENTERPRISE)

                         CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      July 31, 2004    January 31, 2004
                                                     ---------------  ------------------
                                                         (In Canadian Dollars)
ASSETS
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . .  $      801,759   $       1,982,536
   Accounts receivable. . . . . . . . . . . . . . .         188,837             109,468
                                                     ---------------  ------------------
Total current assets. . . . . . . . . . . . . . . .         990,596           2,092,004
                                                     ---------------  ------------------
Property, plant and equipment, at cost:
  Mineral properties and deferred
    expenditures (Note 2) . . . . . . . . . . . . .       1,824,063             714,283
  Equipment and other . . . . . . . . . . . . . . .          76,496              68,788
  Accumulated depreciation. . . . . . . . . . . . .         (69,150)            (63,472)
                                                     ---------------  ------------------
Total property, plant and equipment, at cost. . . .       1,831,409             719,599
                                                     ---------------  ------------------

Other assets. . . . . . . . . . . . . . . . . . . .           7,845               7,826
                                                     ---------------  ------------------
Total assets. . . . . . . . . . . . . . . . . . . .  $    2,829,850   $       2,819,429
                                                     ===============  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities. . . . .  $      553,313   $         369,714
                                                     ---------------  ------------------
Total current liabilities . . . . . . . . . . . . .         553,313             369,714
                                                     ---------------  ------------------

Commitments and contingencies (Note 6)
Shareholders' equity:
  Common share capital, no par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 37,410,792
       (35,748,871 at January 31, 2004) (Note 5). .      36,140,909          35,622,793
  Contributed surplus (Note 8). . . . . . . . . . .       1,065,553              54,403
  Deficit accumulated during the exploration stage.     (34,929,925)        (33,227,481)
                                                     ---------------  ------------------
Total shareholders' equity. . . . . . . . . . . . .       2,276,537           2,449,715
                                                     ---------------  ------------------
Total liabilities and shareholders' equity. . . . .  $    2,829,850   $       2,819,429
                                                     ===============  ==================

See accompanying notes.




                                       BRAZAURO RESOURCES CORPORATION
                                      (AN EXPLORATION STAGE ENTERPRISE)
                        CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                                  DURING THE EXPLORATION STAGE (UNAUDITED)


                                              Three  Months  Ended  July  31,  Six  Months  Ended  July  31,
                                                      2004           2003           2004           2003
                                                  -------------  -------------  -------------  -------------
                                                                    (In Canadian Dollars)
Revenues:
  Interest income. . . . . . . . . . . . . . . .  $         76   $        273   $        310   $        851
  Gains on sales of plant and equipment (Note 2)             -              -              -        446,647
                                                  -------------  -------------  -------------  -------------
                                                            76            273            310        447,498

Expenses:
  General and administrative (Note 7). . . . . .     1,238,694        203,218      1,718,001        358,904
  Finance charges. . . . . . . . . . . . . . . .         1,460         11,479          4,610         22,130
  Interest expense . . . . . . . . . . . . . . .             -         27,355              -         58,233
  Translation (gains) losses . . . . . . . . . .        18,053         10,412        (19,857)        18,813
                                                  -------------  -------------  -------------  -------------
                                                     1,258,207        252,464      1,702,754        458,080
                                                  -------------  -------------  -------------  -------------
Loss before provision for income taxes . . . . .    (1,258,131)      (252,191)    (1,702,444)       (10,582)
Provision for income taxes . . . . . . . . . . .             -              -              -              -
                                                  -------------  -------------  -------------  -------------
Net loss . . . . . . . . . . . . . . . . . . . .    (1,258,131)      (252,191)    (1,702,444)       (10,582)

Deficit accumulated during the exploration
  stage at the beginning of the period . . . . .   (33,671,794)   (32,193,944)   (33,227,481)   (32,435,553)
                                                  -------------  -------------  -------------  -------------
Deficit accumulated during the exploration
  stage at end of the period . . . . . . . . . .  $(34,929,925)  $(32,446,135)  $(34,929,925)  $(32,446,135)
                                                  =============  =============  =============  =============

Net loss per common share - basic and diluted. .     $  (0.03)      $  (0.01)      $  (0.05)      $  (0.00)
                                                  =============  =============  =============  =============

Weighted-average common shares outstanding . . .    37,135,474     19,152,839     36,449,791     18,817,796

 See accompanying notes.





                                  BRAZAURO RESOURCES CORPORATION
                                (AN EXPLORATION STAGE ENTERPRISE)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                          Three Months Ended July 31,   Six Months Ended July 31,
                                                   2004         2003         2004         2003
                                               ------------  ----------  ------------  ----------
                                                            (In Canadian Dollars)
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . .  $(1,258,131)  $(252,191)  $(1,702,444)  $ (10,582)
Items not affecting cash:
    Depreciation. . . . . . . . . . . . . . .        1,150       5,830         5,678       9,941
    Interest expense. . . . . . . . . . . . .            -      27,355             -      58,233
    Gains on sales of plant and
       equipment (Note 2) . . . . . . . . . .            -           -             -    (446,647)
    Stock based compensation (Note 8) . . . .      855,880           -     1,011,150           -
    Other . . . . . . . . . . . . . . . . . .          236         707           (19)        698
                                               ------------  ----------  ------------  ----------
                                                  (400,865)   (218,299)     (685,635)   (388,357)
                                               ------------  ----------  ------------  ----------
Changes in noncash working capital:
    Accounts receivable . . . . . . . . . . .      (19,382)     14,068       (79,369)     38,328
    Accounts payable and accrued liabilities.      118,080      29,636       183,599        (935)
                                               ------------  ----------  ------------  ----------
                                                    98,698      43,704       104,230      37,393
                                               ------------  ----------  ------------  ----------
Net cash used in operating activities . . . .     (302,167)   (174,595)     (581,405)   (350,964)
                                               ------------  ----------  ------------  ----------
INVESTING ACTIVITIES
Property acquisition and exploration. . . . .     (627,926)    (49,126)   (1,039,780)    (49,126)
Equipment and other . . . . . . . . . . . . .            -           -        (7,708)          -
                                               ------------  ----------  ------------  ----------
Net cash used in investing activities . . . .     (627,926)    (49,126)   (1,047,488)    (49,126)
                                               ------------  ----------  ------------  ----------
FINANCING ACTIVITIES
Proceeds from issuance of common shares . . .      385,616           -       448,116           -
Proceeds from sales of plant and
  equipment (Note2) . . . . . . . . . . . . .            -           -             -     521,978
                                               ------------  ----------  ------------  ----------
Net cash provided by financing activities . .      385,616           -       448,116     521,978
                                               ------------  ----------  ------------  ----------
Increase (decrease) in cash and temporary
  cash investments. . . . . . . . . . . . . .     (544,477)   (223,721)   (1,180,777)    121,888
Cash and temporary cash investments,
  beginning of period . . . . . . . . . . . .    1,346,236     368,343     1,982,536      22,734
                                               ------------  ----------  ------------  ----------
Cash and temporary cash investments,
  end of period . . . . . . . . . . . . . . .  $   801,759   $ 144,622   $   801,759   $ 144,622
                                               ============  ==========  ============  ==========

See accompanying notes.


                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2004

1.  BASIS  OF  OPERATIONS

Brazauro Resources Corporation ("the Company"), formerly Jaguar Resources Corporation, is engaged in the business of exploring for and, if warranted, developing mineral properties. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles and comply in all material respects with United States generally accepted accounting principles except as discussed in Note 4. The consolidated financial statements are presented in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by Canadian and United States generally accepted accounting principles for complete financial statements.

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005.

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

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

BRAZILIAN  PROPERTIES

Tocantinzinho  Properties

In August 2003 the Company acquired a total of 28,275 hectares in the Tapaj s gold district in Para State, Brazil under an option agreement with two individuals. The option agreement entitles the Company to acquire a 100% interest in the Tocantinzinho Properties over a four-year period in consideration for the staged payment of US$465,000, the staged issuance of 2,600,000 shares of the Company and the expenditure of $1,000,000 (U.S.). The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and $75,000 (U.S.). The Company made the second option payment, consisting of 200,000 common shares of the Company and $30,000 (U.S.), in February 2004. In August 2004, the Company made the third option payment of US$40,000 and 200,000 common shares.

                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2004

2.  Mineral Properties and Deferred Expenditures (continued)

The total commitment under the option agreement is as follows (all amounts are in U.S. dollars): $70,000 and 400,000 common shares of the Company, $40,000 and 200,000 common shares of the Company, $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2005, 2006, 2007 and 2008 fiscal years, respectively. During fiscal 2005 the Company met the requirement under the option agreement to expend a total of $300,000 (U.S.) by July 31, 2004.

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

                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2004

2.  Mineral Properties and Deferred Expenditures (continued)

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

Mineral  properties  and  deferred  expenditures  were  as  follows:


                              BALANCE AT                           BALANCE AT
                              JANUARY 31              IMPAIRED      JULY 31,
                                 2004     ADDITIONS   WRITE-OFFS     2004
                              --------   ----------   ----------   ----------
Brazilian Properties
   Tocantinzinho Properties:
        Acquisition costs. .  $527,345   $  185,116   $        -   $  712,461
        Exploration costs. .   173,788      899,236            -    1,073,024
                              --------   ----------   ----------   ----------
                               701,133    1,084,352            -    1,785,485
                              --------   ----------   ----------   ----------

   Mamoal Property:
        Acquisition costs. .    13,150       13,678            -       26,828
        Exploration costs. .         -       11,750            -       11,750
                              --------   ----------   ----------   ----------
                                13,150       25,428            -       38,578
                              --------   ----------   ----------   ----------
Total acquisition costs. . .   540,495      198,794            -      739,289
Total exploration costs. . .   173,788      910,986            -    1,084,774
                              --------   ----------   ----------   ----------
Total costs. . . . . . . . .  $714,283   $1,109,780  $         -   $1,824,063
                              ========   ==========   ==========   ==========


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

                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2004

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

Mineral  Properties  and  Deferred  Expenditures

Under United States GAAP, the preferred method for accounting for evaluation and exploration costs on properties without proven and probable reserves is to expense all costs incurred, other than acquisition costs, prior to the establishment of proven and probable reserves. The effect of the application of this method to the financial statements would be to increase net loss by approximately $567,000 and $911,000, respectively, for the three and six months ended July 31, 2004 and to decrease mineral properties and deferred expenditures by $911,000 and $174,000 as of July 31, 2004 and January 31, 2004, respectively. The application of this method to the income statements dated July 31, 2003 would be to increase net loss by approximately $49,000 for the three and six months ended July 31, 2003.

Foreign  Currency  Translation

Under United States GAAP, shareholders' equity would reflect a foreign currency translation gain of approximately $15,300 at January 31, 2004 and a foreign currency translation loss of approximately $16,900 at July 31, 2004.

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

                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2004

5.  SHARE  CAPITAL  (CONTINUED)

On September 18, 2002, the Company completed a private placement of 2,819,774 units at a price of $0.20 per unit, each unit consisting of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants have an expiration date of September 18, 2004. The Company received a total of $563,955 during fiscal 2003 representing subscriptions for the private placement. Included in that amount was a total of $85,240 representing subscriptions for 426,200 units by three of the Company's directors. During the quarter ended April 30, 2004, 250,000 common share warrants were exercised, and the Company received total exercise proceeds of $62,500. During the quarter ended July 31, 2004, 103,350 common share warrants were exercised, and the Company received total exercise proceeds of $25,838. As of July 31, 2004, 2,466,424 warrants were outstanding.

In July, 2004 the Company's shareholders approved an amendment to its stock option plan to increase the number of shares reserved for issuance from 4,000,000 to 7,000,000. During the second quarter of fiscal 2005, directors, employees and consultants exercised a total of 1,108,571 common stock options and the Company received exercise proceeds totaling approximately $360,000. In June and July 2004, the Company issued to directors, employees and consultants a total of 950,000 and 2,327,376 options to purchase common shares at prices of $0.92 and $1.02, respectively. As of July 31, 2004, the Company had a total of 6,617,858 options outstanding at prices ranging from $0.10 to $1.02.

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

                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2004

7.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consisted  of  the  following:

                       Three Months Ended July 31,  Six Months Ended July 31,
                                 2004      2003         2004       2003
                             ----------  --------    ----------  --------
Consulting fees . . . . . .  $  104,330  $      -    $  181,679  $  2,344
Depreciation expense. . . .       1,151     5,767         5,679     9,878
Entertainment . . . . . . .       6,416     8,494        10,980    12,197
Insurance . . . . . . . . .       1,945     1,059         1,945     1,059
Office expenses . . . . . .      51,225    12,264        74,077    21,471
Professional fees . . . . .       9,804    40,519        33,461    60,772
Rent. . . . . . . . . . . .       5,194     9,401        12,216    17,034
Repairs and maintenance . .           -     9,286             -    13,787
Salary. . . . . . . . . . .     981,204    74,861     1,245,203   163,181
Shareholder relations . . .      47,433    16,813       100,933    17,644
Travel. . . . . . . . . . .      29,992    24,754        51,828    34,214
Utilities . . . . . . . . .           -         -             -     5,323
                             ----------  --------    ----------  --------
  Total . . . . . . . . . .  $1,238,694  $203,218    $1,718,001  $358,904
                             ==========  ========    ==========  ========


8.  STOCK  BASED  COMPENSATION
Commencing February 1, 2004, in accordance with Handbook Section 3870 of the Canadian Institute of Chartered Accountants, the Company has recorded stock based compensation to employees, directors and consultants on a fair value basis, as follows:

             Three  Months  Ended  July  31,   Six  Months  Ended  July  31,
                     2004        2003                2004        2003
                 ----------  ----------          ----------  ----------
Consulting       $ 40,666    $     -             $   65,683    $     -
Salaries .        815,214          -                945,467          -
                 ----------  ----------          ----------  ----------
                 $855,880    $     -             $1,011,150    $     -
                 ==========  ==========          ==========  ==========


These amounts have been recorded using the Black Scholes valuation model with the following variables: risk-free interest rate from 3.0% to 4.08%; expected life, 3.5 years; volatility, 160%; expected dividend yield, $nil. The weighted average grant date fair value for options granted during the quarter ended July 31, 2004 is $0.87 per option.

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

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
               -----------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

     Results of Operations - For the Three and Six Month Periods Ended July 31, 2004 and 2003

     All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of September 8, 2004, the exchange rate is $1.00 (Canadian) = $0.7749 (U.S.)

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

     During the six months ended July 31, 2004, the Company's mineral properties and deferred expenditures increased to $1,824,063 from $714,283 primarily as a result of acquisition costs totaling $185,116 and exploration costs totaling $899,236 related to the activities on the Company's Tocantinzinho Properties. The increase in mineral properties and deferred expenditures during the quarter ended July 31, 2004 of $627,926 consisted primarily of acquisition costs totaling $47,831 and exploration costs totaling $554,938 related to the activities on the Company's Tocantinzinho Properties. The Company completed its Phase I drilling program on the Tocantinzinho Properties in May 2004. The Phase I drilling program consisted of 8 inclined diamond drill holes totaling approximately 1700 meters. Based upon the positive results of the Phase I drilling program, which may be viewed in detail at the Company's website (www.jaguarresources.com), Company management commenced the second phase drilling program totaling 3000 meters in the second fiscal quarter of 2005. This Phase II drilling program is expected to be completed in September, 2004.

     The Company had no significant revenues during the three and six months ended July 31, 2004 and during the three months ended July 31, 2003. The Company's revenues totaling $447,498 during the six months ended July 31, 2003 are primarily comprised of the gain from the sale of the diamond sorting and recovery plant ("the Plant"). The Plant was sold to a third party for US$350,000 and was fully depreciated at disposal. As discussed in Note 2 to the Company's Interim Financial Statements, the Plant was located on the American Mine Property, and a reserve for leasehold improvements totaling approximately $150,000 is included in accounts payable and accrued liabilities as of July 31, 2004. The Company has not received any revenues from mining operations from inception.

     General and administrative expenses for the six months ended July 31, 2004 increased by approximately $1,359,000 or 379% compared to the six months ended July 31, 2003. Approximately $1,011,000 of this increase consisted of stock compensation expense recorded using the fair value method adopted by the Company effective February 1, 2004, as discussed in Note 8. The remaining increase totaling approximately $348,000 was primarily due to the increased activity surrounding the Phase I and II drilling programs, which were in process throughout the first two quarters of fiscal 2005. In contrast, during the first two quarters of fiscal 2004, the Company was engaged in the acquisition of the Brazilian Properties and had not begun exploration activities.

     General and administrative expenses for the three months ended July 31, 2004 increased by approximately $1,035,000 or 510% compared to the three months ended July 31, 2003. Approximately $856,000 of this increase consisted of stock compensation expense recorded using the fair value method adopted by the Company effective February 1, 2004, as discussed in Note 8, and the remaining increase of $179,000 relates to the commencement of the drilling programs discussed above. The Company anticipates that general and administrative expenses during the remaining six months of fiscal 2005 will remain consistent with the level experienced in the first six months of fiscal 2005.

FINANCIAL  CONDITION;  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of July 31, 2004 and January 31, 2004, the Company had working capital of $437,283 and $1,722,290, respectively. At July 31, 2004, the Company had current assets of $990,596, including $801,759 in cash, compared to total current liabilities of $553,313.

     The Company received $563,955 during fiscal 2003, representing subscriptions for a private placement of the Company's common shares. A total of 2,819,774 units were issued in the private placement at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25. The share purchase warrants have an expiration date of September 17, 2004. During the six months ended July 31, 2004, 353,350 common share warrants were exercised, and the Company received total exercise proceeds of $88,338. As of July 31, 2004, 2,466,424 warrants were outstanding.

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

     During the second quarter of fiscal 2005, directors, employees and consultants exercised a total of 1,108,571 common stock options and the Company received exercise proceeds totaling approximately $360,000.

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

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
               ------------------------------------------------------------

     The Company's Annual General Meeting of Shareholders was held July 29, 2004. The nominees elected as directors at such meeting and the number of shares voted for, against or withholding authority for each director are listed below:


                                            Shares
Director/ Nominee.       In Favor      Against    Withheld     Abstain
                         ----------  ----------  ----------  ----------
Patrick L. Glazier       18,431,001           -      31,234           -
Brian C. Irwin . .       18,389,931           -      72,304           -
Mark E. Jones, III       18,431,472           -      30,763           -
Daniel B. Leonard.       18,450,073           -      12,162           -
Leendert G. Krol .       18,390,644           -      71,591           -
Roger H. Mitchell        18,431,472           -      30,763           -
Roger D. Morton. .       18,450,786           -      11,449           -


             (This portion of the page is intentionally left blank.)

The following is a brief description of each other matter submitted to vote at such meeting and the number of shares voted for, against or withholding authority:


                                                                                Shares

Description of matter. . . . . . . . . . . . . . .. . . .  In Favor     Against    Withheld    Abstain
--------------------------------------------------------  ----------  ----------  ----------  ----------
1.  To fix the number of directors at seven. . . . . . .  18,440,463      21,772           -           -
2.  To appoint Morgan & Co. as auditor.. . . . . . . . .  18,400,350           -      60,955           -
3.  To authorize the directors to fix the
renumeration to be paid to the auditors. . . . . . . . .  18,450,704       5,786           -           -
4.  To authorize the Directors to amend
stock options. . . . . . . . . . . . . . . . .   . . . .   7,087,427     132,954           -   9,994,154
5.  To approve amendments to the
 Company's Stock Option Plan.. . . . .   . . . . . . . .   7,089,570     136,811           -   9,994,154
6.  To pass a special resolution to alter the
Notice of Articles of the Company to remove
the application of the Pre-Existing Company. . . . .
Provisions.. . . . . . . . . . . . . . . . . . . . . . .  18,321,495     122,305           -           -
7.  To pass a special resolution to alter the
Notice of Articles of the Company to
increase the authorized common share
capital to an unlimited number of common
shares.. . . . . . . . . . . . . . . . . . .   . . . . .  18,342,945      56,998           -           -
8.  To pass a special resolution adopting new
Articles.. . . . . . . . . . . . . . . . . . . . . . . .  18,336,237      55,998           -           -
9.  To transact such other business as may properly
 come before the meeting.                                 18,353,870      98,365           -           -


     ITEM  5.     OTHER  INFORMATION.
                  -------------------

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          --------------------------------------

(a)     Exhibits.

See  Index  of  Exhibits.

          (b)     Reports  on  Form  8-K.

               Form 8-K filed September 13, 2004.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BRAZAURO  RESOURCES  CORPORATION
                                               (Registrant)


     Dated:  September  13,  2004      By:  /s/  Mark  E.  Jones,  III
                                            --------------------------
                                            MARK  E.  JONES,  III
                                            Chairman
                                            (and  principal  financial  officer)

                                INDEX OF EXHIBITS







Exhibit No.  Description of Exhibits
-----------  ------------------------------------------------------------------------------------
31           Certification of Chairman pursuant to Rule 13a-14(a)/15d-14(a) of the Securities
  . . . . .  Exchange Act of 1934.
32           Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
  . . . . .  Section 906 of the Sarbanes-Oxley Act of 2002.