Form 10-Q
period 2004-10-31
STAR RESOURCES CORP
filed 2004-12-15
CIK 908177

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C.  20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  October  31,  2004

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

Shares  of  Registrant's  Common  Stock  outstanding  as  of  December  7, 2004:
42,719,716



                         BRAZAURO RESOURCES CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


PAGE
PART I.  Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheets - January 31, 2004
     and October 31, 2004 (Unaudited) . . . . . . . . . . . . . . . . . . .   1

     Interim Consolidated Statements of Operations and Deficit Accumulated
     During the Exploration Stage - Three and Nine Months Ended
     October 31, 2004 and 2003 (Unaudited). . . . . . . . . . . . . . . . .   2

     Interim Consolidated Statements of Cash Flows - Three and Nine Months
     Ended October 31, 2004 and 2003 (Unaudited). . . . . . . . . . . . . .   3

     Notes to Interim Consolidated Financial Statements (Unaudited) -
     October 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . .   4


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . . . . .  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk . . . .  13

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  13

PART II.  Other Information.

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . .  14

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .  14

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . .  14

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.  Exhibits and Reports on Form 8-K.. . . . . . . . . . . . . . . . .  14


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14




                               BRAZAURO RESOURCES CORPORATION
                             (AN EXPLORATION STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                      October 31, 2004    January 31, 2004
                                                     ------------------  ------------------
                                                               (In Canadian Dollars)
ASSETS
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . .  $         483,725   $       1,982,536
   Accounts receivable. . . . . . . . . . . . . . .            201,353             109,468
                                                     ------------------  ------------------
Total current assets. . . . . . . . . . . . . . . .            685,078           2,092,004
                                                     ------------------  ------------------
Property, plant and equipment, at cost:
  Mineral properties and deferred
    expenditures (Note 2) . . . . . . . . . . . . .          2,446,636             714,283
  Equipment and other . . . . . . . . . . . . . . .             76,496              68,788
  Accumulated depreciation. . . . . . . . . . . . .            (69,825)            (63,472)
                                                     ------------------  ------------------
Total property, plant and equipment, at cost. . . .          2,453,307             719,599
                                                     ------------------  ------------------

Other assets. . . . . . . . . . . . . . . . . . . .              7,203               7,826
                                                     ------------------  ------------------
Total assets. . . . . . . . . . . . . . . . . . . .  $       3,145,588   $       2,819,429
                                                     ==================  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities. . . . .  $         398,695   $         369,714
                                                     ------------------  ------------------
Total current liabilities . . . . . . . . . . . . .            398,695             369,714
                                                     ------------------  ------------------


Commitments and contingencies (Note 6)
Shareholders' equity:
  Common share capital, no par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 40,357,216
       (35,748,871 at January 31, 2004) (Note 5). .         37,013,970          35,622,793
  Contributed surplus (Note 8). . . . . . . . . . .          1,566,000              54,403
   Deficit accumulated during the exploration stage.       (35,833,077)        (33,227,481)
                                                     ------------------  ------------------
Total shareholders' equity. . . . . . . . . . . . .          2,746,893           2,449,715
                                                     ------------------
Total liabilities and shareholders' equity. . . . .  $       3,145,588   $       2,819,429
                                                     ==================  ==================

See accompanying notes.



                                       BRAZAURO RESOURCES CORPORATION
                                      (AN EXPLORATION STAGE ENTERPRISE)
                        CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                                  DURING THE EXPLORATION STAGE (UNAUDITED)

                                                  Three Months Ended October 31,  Nine Months Ended October  31,
                                                      2004           2003           2004           2003
                                                  -------------  -------------    -------------  -------------
                                                                     (In Canadian Dollars)
Revenues:
  Interest income. . . . . . . . . . . . . . . .  $        749   $        277     $      1,059   $      1,128
  Gains on sales of plant and equipment (Note 2)             -              -                -        446,647
                                                  -------------  -------------    -------------  -------------
                                                           749            277            1,059        447,775

Expenses:
  General and administrative (Note 7). . . . . .       860,353        177,887        2,578,354        536,791
  Finance charges. . . . . . . . . . . . . . . .        39,118         58,449           43,728         80,579
  Interest expense . . . . . . . . . . . . . . .             -         26,727                -         84,960
  Translation (gains) losses . . . . . . . . . .         4,430          1,577          (15,427)        20,390
                                                  -------------  -------------    -------------  -------------
                                                       903,901        264,640        2,606,655        722,720
                                                  -------------  -------------    -------------  -------------
Loss before provision for income taxes . . . . .      (903,152)      (264,363)      (2,605,596)      (274,945)
Provision for income taxes . . . . . . . . . . .             -              -                -              -
                                                  -------------  -------------    -------------  -------------
Net loss . . . . . . . . . . . . . . . . . . . .      (903,152)      (264,363)      (2,605,596)      (274,945)
Deficit accumulated during the exploration
  stage at the beginning of the period . . . . .   (34,929,925)   (32,446,135)     (33,227,481)   (32,435,553)
                                                  -------------  -------------    -------------  -------------
Deficit accumulated during the exploration
  stage at end of the period . . . . . . . . . .  $(35,833,077)  $(32,710,498)    $(35,833,077)  $(32,710,498)
                                                  =============  =============    =============  =============

Net loss per common share - basic and diluted. .  $      (0.02)  $      (0.01)    $      (0.07)  $      (0.01)
                                                  =============  =============    =============  =============
Weighted-average common shares outstanding . . .    38,964,012     21,903,690       37,293,982     19,857,731

 See accompanying notes.


                                 BRAZAURO RESOURCES CORPORATION
                               (AN EXPLORATION STAGE ENTERPRISE)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Three Months Ended October 31,    Nine Months Ended October 31,
                                                  2004          2003                2004           2003
                                            -------------  --------------     ---------------  ------------
                                                             (In Canadian Dollars)
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . .  $(903,152)  $(264,363)            $(2,605,596)  $(274,945)
Items not affecting cash:
    Depreciation. . . . . . . . . . . . . . .        675       4,168                   6,353      14,109
    Interest expense. . . . . . . . . . . . .          -      26,727                       -      84,960
    Gains on sales of plant and
       equipment (Note 2) . . . . . . . . . .          -           -                       -    (446,647)
    Stock based compensation (Note 8) . . . .    500,447           -               1,511,597           -
    Other . . . . . . . . . . . . . . . . . .        642         519                     623       1,217
                                               ----------  ----------            ------------  ----------
                                                (401,388)   (232,949)             (1,087,023)   (621,306)
                                               ----------  ----------            ------------  ----------
Changes in noncash working capital:
    Accounts receivable . . . . . . . . . . .    (12,516)    (17,082)                (91,885)     21,246
    Accounts payable and accrued liabilities.   (154,618)     (6,649)                 28,981      (7,584)
                                               ----------  ----------            ------------  ----------
                                                (167,134)    (23,731)                (62,904)     13,662
                                               ----------  ----------            ------------  ----------
Net cash used in operating activities . . . .   (568,522)   (256,680)             (1,149,927)   (607,644)
                                               ----------  ----------            ------------  ----------
INVESTING ACTIVITIES
Property acquisition and exploration. . . . .   (422,573)   (240,300)             (1,462,353)   (289,426)
Equipment and other . . . . . . . . . . . . .          -           -                  (7,708)          -
                                               ----------  ----------            ------------  ----------
Net cash used in investing activities . . . .   (422,573)   (240,300)             (1,470,061)   (289,426)
                                               ----------  ----------            ------------  ----------
FINANCING ACTIVITIES
Proceeds from issuance of common shares . . .    673,061     396,166               1,121,177     396,166
Proceeds from sales of plant and
  equipment (Note2) . . . . . . . . . . . . .          -           -                       -     521,978
                                               ----------  ----------            ------------  ----------
Net cash provided by financing activities . .    673,061     396,166               1,121,177     918,144
                                               ----------  ----------            ------------  ----------
Increase (decrease) in cash and temporary
  cash investments. . . . . . . . . . . . . .   (318,034)   (100,814)             (1,498,811)     21,074
Cash and temporary cash investments,
  beginning of period . . . . . . . . . . . .    801,759     144,622               1,982,536      22,734
                                               ----------  ----------            ------------  ----------
Cash and temporary cash investments,
  end of period . . . . . . . . . . . . . . .  $ 483,725   $  43,808             $   483,725   $  43,808
                                               ==========  ==========            ============  ==========

See accompanying notes.

                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2004

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

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005.

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

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

BRAZILIAN  PROPERTIES

Tocantinzinho  Properties

In August 2003 the Company entered into an option to acquire exploration rights to a total of 27,590 hectares in the Tapaj s gold district in Para State, Brazil under an option agreement with two individuals. The option agreement entitles the Company to acquire a 100% interest in the exploration rights to such area (referred to herein as the "Tocantinzhino Properties") over a four-year period in consideration for the staged payment of US$465,000, the staged issuance of 2,600,000 shares of the Company and the expenditure of $1,000,000 (U.S.) on exploration. The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and $75,000 (U.S.). The Company made the second option payment, consisting of 200,000 common shares of the Company and $30,000 (U.S.), in February 2004. In August 2004, the Company made the third option payment of 200,000 common shares of the Company and $40,000 (U.S.).

The total commitment under the option agreement is as follows (all amounts are in U.S. dollars): $70,000 and 400,000 common shares of the Company (paid), $40,000 and 200,000 common shares of the Company, $130,000 and 200,000 common

                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2004

2.  Mineral Properties and Deferred Expenditures (continued)

shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2005, 2006, 2007 and 2008 fiscal years, respectively. During fiscal 2005 the Company met the requirement under the option agreement to expend a total of $300,000 (U.S.) by July 31, 2004.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to the owners of the mineral rights of the Tocantinzinho Properties (the "Underlying Agreements") totaling $1,600,000 (U.S.) over a four-year period. The remaining payment commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $80,000, $120,000, $160,000 and $1,205,000 in fiscal years 2005, 2006, 2007 and 2008, respectively. The Company made payments totaling $35,000 (U.S.) in respect of the Underlying Agreements during fiscal 2004. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of $7,000 (U.S.) per month. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.), respectively, discussed above. Now that the Company has met its first year commitments under the option agreement, the option agreement is cancelable by the Company without further obligations.

The optionors are entitled to a sliding scale gross revenues royalty ranging from 2.5% for gold prices below $400 (U.S.) per ounce to 3.5% for gold prices in excess of $500 (U.S.) per ounce.

In May 2004 the Company applied for exploration permits for an additional 16,000 hectares adjacent to the above Tocantinzho Properties. The Company has agreed to make payments totaling $300,000 (U.S.) over a period of approximately four years to an individual as a finder's fee related to this 16,000 hectare property. This additional property is not subject to the option agreement and therefore is not subject to the royalty.

Mamoal  Property

The Company entered into an option agreement under which it may acquire the exploration license to the 10,000 hectare Mamoal Property, located 30 kilometers southeast of the Company's Tocantinzinho Properties, in December 2003. The Company has an option to earn 100% of the Mamoal Property by payment of a total of $300,000 (U.S.) over three and one half years. The Company may terminate the option agreement at any time without further obligation. An initial $10,000
(U.S.) payment was made by the Company in December 2003, and the exploration research license has been transferred to Jaguar Resources do Brasil Ltda. The remaining option payments are as follows (all amounts are in U.S. dollars):
$25,000, $45,000, $65,000, and $155,000 in fiscal years ending January 31, 2005,
2006, 2007 and 2008, respectively. The Company may acquire the Mamoal Property at any time by accelerating the option payments.

Batalha  Property

In September, 2004 the Company acquired an exploration license to the 9800 hectare Batalha Property, located in the Tapaj s gold province in northern Brazil. The property, host to a well known "garimpo" or artisanal mine, lies at the western end of the Tocantinzinho trend. The Company has agreed to pay the original holder of artisanal mining rights of Batalha, who controls over 1,700 hectares lying within the exploration license and directly over the Batalha zone, the equivalent of approximately $86,000 Canadian dollars in Brazilian reals over a 42 month period with a buyout after 4 years of $250,000 (U.S.) (if the project is deemed economic by the Company) and an additional sum based on the number of ounces of gold in the proven and probable (or measured and indicated) categories at Batalha as set out in a pre-feasibility or feasibility study. The per ounce payment amount ranges in a sliding scale from US$1 per ounce for the first one million ounces up to $10 (U.S.) per ounce for each ounce over four million ounces. The 9,800 hectare exploration license lies over top of this area, covering extensions to north, south and west. If after four years the Company, in its sole opinion, has not found an economic ore body, the area and all collected data will be returned to the vendor.

                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2004

2.  Mineral Properties and Deferred Expenditures (continued)

ARKANSAS  PROPERTIES

The Company maintained interests in several Arkansas Properties during the period from fiscal 1993 through fiscal 2003. In December 2002, based upon the cumulative exploration results obtained on the Arkansas Properties, the Company made the decision to cease operations in Arkansas.

American  Mine  Property

Pursuant to an agreement dated November 4, 1992, Diamond Exploration Inc. ("DEI"), a wholly-owned subsidiary of the Company, was granted a permit to explore a mineral property located in Pike County, Arkansas. The Company's Plant was located on this leased property. The Company leased the property and conducted exploration activities during certain periods from 1992 to 2002. The lease payment of $47,500 (U.S.) on the American Property, due November 1, 2002, was not made by the Company.

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

Mineral  properties  and  deferred  expenditures  were  as  follows:


                              BALANCE AT                                BALANCE AT
                              JANUARY 31                   IMPAIRED     OCTOBER 31,
                                 2004       ADDITIONS     WRITE-OFFS       2004
                              ----------    ----------    ----------    ----------
Brazilian Properties
   Tocantinzinho Properties:
        Acquisition costs. .  $  527,345    $  442,584    $        -    $  969,929
        Exploration costs. .     173,788     1,231,357             -     1,405,145
                              ----------    ----------    ----------    ----------
                                 701,133     1,673,941             -     2,375,074
                              ----------    ----------    ----------    ----------
   Mamoal Property:
        Acquisition costs. .      13,150        13,678             -        26,828
        Exploration costs. .           -        39,485             -        39,485
                              ----------    ----------    ----------    ----------
                                  13,150        53,163             -        66,313
                              ----------    ----------    ----------    ----------
   Batalha Property
        Acquisition costs. .           -         5,249             -         5,249
        Exploration costs. .           -             -             -             -
                              ----------    ----------    ----------    ----------
                                       -         5,249             -         5,249
                              ----------    ----------    ----------    ----------
Total acquisition costs. . .     540,495       461,511             -     1,002,006
Total exploration costs. . .     173,788     1,270,842             -     1,444,630
                              ----------    ----------    ----------    ----------
Total costs. . . . . . . . .   $ 714,283    $1,732,353    $        -    $2,446,636
                              ==========    ==========    ==========    ==========


                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2004

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

Mineral  Properties  and  Deferred  Expenditures

Under United States GAAP, the preferred method for accounting for evaluation and exploration costs on properties without proven and probable reserves is to expense all costs incurred, other than acquisition costs, prior to the establishment of proven and probable reserves. The effect of the application of

                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2004

4. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")(CONTINUED)

this method to the financial statements would be to increase net loss by approximately $360,000 and $1,271,000, respectively, for the three and nine months ended October 31, 2004 and to decrease mineral properties and deferred expenditures by approximately $1,445,000 and $174,000 as of October 31, 2004 and January 31, 2004, respectively. The application of this method to the income statements dated October 31, 2003 would be to increase net loss by approximately $125,000 for the three and nine months ended October 31, 2003.

Foreign  Currency  Translation

Under United States GAAP, shareholders' equity would reflect a foreign currency translation gain of approximately $15,300 at January 31, 2004 and a foreign currency translation loss of approximately $214,400 at October 31, 2004.

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

On September 18, 2002, the Company completed a private placement of 2,819,774 units at a price of $0.20 per unit, each unit consisting of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants have an expiration date of September 18, 2004. The Company received a total of $563,955 during fiscal 2003 representing subscriptions for the private placement. Included in that amount was a total of $85,240 representing subscriptions for 426,200 units by three of the Company's directors. During fiscal year 2005, all 2,819,774 common share warrants were exercised, and the Company received total exercise proceeds of $704,944.

In July, 2004 the Company's shareholders approved an amendment to its stock option plan to increase the number of shares reserved for issuance from 4,000,000 to 7,000,000. During the second quarter of fiscal 2005, directors, employees and consultants exercised a total of 1,108,571 common stock options, and the Company received exercise proceeds totaling approximately $360,000. In June and July 2004, the Company issued to directors, employees and consultants a total of 950,000 and 2,327,376 options to purchase common shares at prices of $0.92 and $1.02, respectively. During the third quarter of fiscal 2005, directors and employees exercised a total of 280,000 common stock options, and the Company received exercise proceeds totaling approximately $56,000. As of October 31, 2004, the Company had a total of 6,337,858 options outstanding at prices ranging from $0.10 to $1.02.

6.  COMMITMENTS  AND  CONTINGENCIES

Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On May 15, 1998, a legal action styled James Cairns and Stewart Jackson vs. Texas Star Resources Corporation d/b/a Diamond Star, Inc. was filed in the 215th Judicial District Court of Harris County, Texas, Cause No. 9822760 wherein the Plaintiffs allege, among other things, that the Company breached contractual agreements and committed fraud by not timely releasing or causing to be released

                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2004

6.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

from an escrow account required by Canadian law certain shares of the Company to which Plaintiffs allege that they were entitled to receive in calendar 1995 and, as a result of the Company's alleged actions with respect to the release of such shares, the Plaintiffs sought monetary damages for losses in share value, attorney's fees, court costs, expenses, interest and exemplary damages. In 1999, the litigation against the Company in Houston, Harris County, Texas, was dismissed by the court with prejudice, leaving only the claims of James M. Cairns, Jr. pending in British Columbia, which is generally described below. The legal action in Texas is similar to one filed against the Company in the Supreme Court of British Columbia, Canada, in August 1996 styled Cause No.
C96493; James M. Cairns, Jr. vs. Texas Star Resources Corporation. In January 1993, the Plaintiffs were issued common stock of the Company in escrow which shares were to be released based on exploration expenditures by the Company on certain of its properties in Arkansas. The escrow requirements were imposed by the Vancouver Stock Exchange. Plaintiffs requested that all of the shares be released in 1995. At that time the Company believed that the release of the shares when requested by the Plaintiffs was inappropriate due to legal requirements and regulatory concerns. The shares were subsequently released to the Plaintiffs. The Company intends to vigorously defend the allegations of the Plaintiffs in the pending litigation in British Columbia and in Texas (if the case is appealed or refiled) and believes it has meritorious defenses to such claims. No proceedings in the action in British Columbia have been taken by the Plaintiff since March 30, 2000. However, the Company cannot provide any assurances that it will be successful, in whole or in part, with respect to its defense of the claims of the Plaintiffs. If the Company is not successful, any judgment obtained by Plaintiffs could have a material and adverse effect on its financial condition.

7.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consisted  of  the  following:


                                  Three Months Ended October 31,     Nine Months Ended October 31,
                                         2004          2003                2004          2003
                                      ----------    ----------          ----------    ----------
Consulting fees . . . . . . . . . .   $ 102,057      $      -           $  283,736    $   14,916
Depreciation expense. . .   . . . . .       225        12,572                6,354        14,109
Entertainment . . . . . . . . . . . .    20,145         4,231               31,125        21,684
Insurance . . . . . . . . .                   -         9,487                1,908         1,041
Office expenses . . . . . . . . . . .    64,478        10,845              138,142        32,420
Professional fees . . . . . . . .   .    33,870        24,423               67,331        85,195
Rent. . . . . . . . . . . . . . . . .     7,420         7,659               19,636        24,693
Repairs and maintenance . . .   . . .     1,352         7,880                1,352        21,667
Salary. . . . . . . . . . . . . . . .   588,379        72,452            1,833,582       235,633
Shareholder relations  . . . . .  . .    29,149         9,330              130,082        26,974
Travel. . . . . . . . . . . . .   . .    13,278        19,008               65,106        53,222
Utilities . . . . . . . . . . . . . .         -            -                     -         5,237
                                      ----------    ----------          ----------    ----------
  Total . . . . . . . . . . . . .. .  $ 860,353     $ 177,887           $2,578,354     $ 536,791
                                      ==========    ==========          ==========    ==========


                         BRAZAURO RESOURCES CORPORATION
                        (AN EXPLORATION STAGE ENTERPRISE)

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 2004

8.  STOCK  BASED  COMPENSATION

Commencing February 1, 2004, in accordance with Handbook Section 3870 of the Canadian Institute of Chartered Accountants, the Company has recorded stock based compensation to employees, directors and consultants on a fair value basis, as follows:


                   Three Months Ended October 31     Nine Months Ended October 31,
                        2004          2003                2004          2003
                     ----------    ----------          ----------    ----------
Consulting           $   32,842    $        -          $   98,525    $        -
Salaries .              467,605             -           1,413,072             -
                     ----------    ----------          ----------    ----------
                     $  500,447    $        -          $1,511,597     $       -
                     ==========    ==========          ==========    ==========


These amounts have been recorded using the Black Scholes valuation model with the following variables: risk-free interest rate from 3.0% to 4.08%; expected life, 3.5 years; volatility, 160%; expected dividend yield, $nil.

9.  SUBSEQUENT  EVENTS

In November 2004, the Company completed a private placement of 2,112,500 common shares of the Company at a price of $0.85 per share and received proceeds totaling $1,795,625. In consideration for assistance with the private placement, the Company paid finders' fees of $96,050 in cash and issued 113,000 share purchase warrants entitling the finders to purchase 113,000 common shares of the Company at $1.05 per share until November 2, 2005.

In November 2004, the Company granted incentive options for the purchase of a total of 530,000 shares in its capital. The options are exercisable on or before November 19, 2009 at the price of $1.10 per share.

In December 2004, the Company completed a private placement of 2,150,000 common shares of the Company at a price of $1.00 per share and received proceeds of $2,150,000.

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

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
               -----------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------
Results of Operations - For the Three and Nine Month Periods Ended October 31, 2004 and 2003

All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of December 7, 2004, the exchange rate is $1.00 (Canadian) = $0.8165 (U.S.)

     The Company is in the exploration stage and has no revenues from operations other than rental income related to the Diamond Recovery Plant, totaling approximately $1,079,000 from inception through March 2003, when the Plant was sold. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company's existing Properties are gold prospects in Brazil, as discussed in
Note 2, which were acquired during fiscal 2004 and 2005. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. As discussed in Note 2, during fiscal 2003 the Company decided to cease exploration activities in Arkansas due to disappointing exploration results, and the total of $3,141,726 of accumulated capitalized costs related to the Arkansas leases were written off. The Company has recorded cumulative write-offs of mineral properties of $15,306,613 during its exploration stage, a period of approximately fifteen years, and cumulative writedowns of property, plant and equipment of $3,614,952.

     During the nine months ended October 31, 2004, the Company's mineral properties and deferred expenditures increased to $2,446,636 from $714,283 primarily as a result of acquisition costs totaling $442,584 and exploration costs totaling $1,231,357 related to the activities on the Company's Tocantinzinho Properties, a gold prospect. The increase in mineral properties and deferred expenditures during the quarter ended October 31, 2004 of $622,573 consisted primarily of acquisition costs totaling $257,468 and exploration costs totaling $332,121 related to the activities on the Company's Tocantinzinho
Properties. The Company completed its Phase I drilling program on the Tocantinzinho Properties in May 2004. The Phase I drilling program consisted of 8 inclined diamond drill holes totaling approximately 1700 meters. Based upon the positive results of the Phase I drilling program, Company management planned and completed the Phase II drilling program totaling 3000 meters in the second fiscal quarter of 2005. The Phase II drilling program consisted of 12 diamond drill holes, and 11 of the drill holes encountered significant gold mineralization. The drilling results may be viewed in detail at the Company's website (www.brazauroresources.com).

     The Company had no significant revenues during the three and nine months ended October 31, 2004 and during the three months ended October 31, 2003. The Company's revenues totaling $447,775 during the nine months ended October 31, 2003 are primarily comprised of the gain from the sale of the diamond sorting and recovery plant ("the Plant"). The Plant was sold to a third party for US$350,000 and was fully depreciated at disposal. As discussed in Note 2 to the Company's Interim Financial Statements, the Plant was located on the American Mine Property, and a reserve for leasehold improvements totaling approximately $150,000 is included in accounts payable and accrued liabilities as of October 31, 2004. The Company has not received any revenues from mining operations from inception.

     General and administrative expenses for the nine months ended October 31, 2004 increased by approximately $2,042,000 or 380% compared to the nine months ended October 31, 2003. Approximately $1,512,000 of this increase consisted of stock compensation expense recorded using the fair value method adopted by the Company effective February 1, 2004, as discussed in Note 8. The remaining increase totaling approximately $530,000 was primarily due to the increased activity surrounding the Phase I and II drilling programs, which were in process throughout the first three quarters of fiscal 2005. In contrast, during the first three quarters of fiscal 2004, the Company was engaged in the acquisition of the Brazilian Properties and had not begun exploration activities.

     General and administrative expenses for the three months ended October 31, 2004 increased by approximately $682,466 or 384% compared to the three months ended October 31, 2003. Approximately $500,000 of this increase consisted of stock compensation expense recorded using the fair value method adopted by the Company effective February 1, 2004, as discussed in Note 8, and the remaining increase of $182,000 relates to the commencement of the drilling programs discussed above. The Company anticipates that general and administrative expenses during the remaining three months of fiscal 2005 will remain consistent with the level experienced in the first nine months of fiscal 2005.

FINANCIAL  CONDITION;  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of October 31, 2004 and January 31, 2004, the Company had working capital of $286,383 and $1,722,290, respectively. At October 31, 2004, the Company had current assets of $685,078, including $483,725 in cash, compared to total current liabilities of $398,695.

     The Company received $563,955 during fiscal 2003, representing subscriptions for a private placement of the Company's common shares. A total of 2,819,774 units were issued in the private placement at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25. The share purchase warrants have an expiration date of September 17, 2004. During fiscal year 2005, all 2,819,774 common share warrants were exercised, and the Company received total exercise proceeds of $704,944.

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

     During the second and third quarters of fiscal 2005, directors, employees and consultants exercised a total of 1,388,571 common stock options and the Company received exercise proceeds totaling approximately $416,000.

In November 2004, the Company completed a private placement of 2,112,500 common shares of the Company at a price of $0.85 per share and received proceeds totaling $1,795,625. In consideration for assistance with the private placement, the Company paid finders' fees of $96,050 in cash and issued 113,000 share purchase warrants entitling the finders to purchase 113,000 common shares of the Company at $1.05 per share until November 2, 2005. In December 2004, the Company completed a private placement of 2,150,000 common shares of the Company at a price of $1.00 per share and received proceeds of $2,150,000.

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

     The Company has no properties that have proven to be commercially developable and has no revenues from mining operations other than the rentals received from the Plant and the proceeds from the sales of the Plant and related equipment. The rights and interests in the Tocantinzinho, Mamoal and Batalha Properties in Brazil constitute the Company's current mineral holdings. The Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct additional exploration activities on new prospects. The Company intends to seek additional equity financing during fiscal 2005, including the potential exercise of outstanding options. The inability of the Company to raise further equity financing will adversely affect the Company's business plan, including its ability to acquire additional properties and perform exploration activities on existing properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company's limited and speculative asset base of exploration properties and prospects.

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

                                      BRAZAURO  RESOURCES  CORPORATION
                                      (Registrant)


Dated:  December  15,  2004           By:   /s/  Mark  E.  Jones,  III
                                            --------------------------
                                            MARK  E.  JONES,  III
                                            Chairman
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
