Form 10-K
period 2005-01-31
STAR RESOURCES CORP
filed 2005-05-02
CIK 908177

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                ________________

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2005
                        Commission file number:  0-21968

                         BRAZAURO RESOURCES CORPORATION
                     (formerly Jaguar Resources Corporation)
             (Exact Name of Registrant as Specified in Its Charter)

            BRITISH COLUMBIA                        76-0195574
    (State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                         1500 - 701 West Georgia Street
                          Vancouver, BC, Canada V7Y 1C6
          (Address of Principal Executive Offices, including Zip Code)
                                 (604) 689-1832
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of April 15, 2005, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock of the Registrant quoted on the TSX Venture Exchange was $48,791,833 (Canadian). For purposes of calculating this amount, only directors, officers and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates.

Number of shares of Registrant's Common Stock outstanding as of April 15, 2005:
                                   45,514,351
               Documents  incorporated  by  reference:  None.



                         BRAZAURO RESOURCES CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS
ITEM                                                                      PAGE
NUMBER                                                                  NUMBER
------                                                                  ------

PART I
Item 1.     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   6
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . .   6

PART II

Item 5.     Market for Registrant's Common Stock and
              Related Stockholder Matters . . . . . . . . . . . . . . . . .   6
Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . .  11
Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . . . . . . . .  12
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk. . .  16
Item 8.     Financial Statements and Supplementary Data . . . . . . . . . .  16
Item 9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure. . . . . . . . . . . . . . . . . . . . .  16
Item 9A.    Controls and Procedures . . . . . . . . . . . . . . . . . . . .  16

PART III

Item 10.    Directors and Executive Officers of the Registrant. . . . . . .  16
Item 11.    Executive Compensation. . . . . . . . . . . . . . . . . . . . .  17
Item 12.    Security Ownership of Certain Beneficial Owners and Management.  19
Item 13.    Certain Relationships and Related Transactions. . . . . . . . .  20
Item 14.    Principal Accounting Services and Fees. . . . . . . . . . . . .  20


PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on 8-K . .  21


ITEM  1.     BUSINESS
             --------

GENERAL  INFORMATION

     Brazauro Resources Corporation, formerly Jaguar Resources Corporation, ("the Company") is engaged in the business of exploring for and, if warranted, developing mineral properties and is concentrating its current acquisition and exploration efforts on those properties which the Company believes have large scale gold potential. The Company holds interests in properties located in the Tapajos Gold District of Brazil's northerly Para State (collectively the "Properties").

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

     The Company's principal office is located at 1500-701 West Georgia Street, Vancouver, B.C., Canada V7Y 1C6. The Company had three (3) full-time employees at January 31, 2005; however, the Company retains consultants, independent contractors and part-time employees on an as-needed basis in connection with its exploration and development activities.

     The Company was incorporated under the Company Act (British Columbia) on March 12, 1986. The authorized capital of the Company consists of an unlimited amount of shares of common stock without par value (the "Common Stock"), of which 45,514,351 shares were issued and outstanding as of April 15, 2005. The Common Stock of the Company ranks equally as to dividends, voting rights and participation in assets and is traded under the symbol "BZO" on the TSX Venture Exchange.

     Unless otherwise stated herein, all monetary amounts are expressed in Canadian dollars. At April 19, 2005, the exchange rate for conversion to United States dollars was $1.00 (Canadian) = U.S. $ 0.8059. Historical exchange rates for the last five years are set forth in Item 6 at page 12.

     The Company is subject to substantial risks with respect to exploration activities and will seek additional capital during fiscal 2006 to conduct additional property exploration activities and to fund general and administrative expenses. See "Certain Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OPERATING  HISTORY  AND  DEVELOPMENT

     The Company became a public company in January 1988 when it undertook an initial public offering of its Common Stock in British Columbia, Canada and became listed on the Vancouver Stock Exchange, a predecessor to the TSX Venture Exchange. From inception and prior to 1988 the Company had limited business activities and through 1993 explored and abandoned several mineral properties. During fiscal 1993, the Company elected to pursue prospects with the potential for commercial diamond production.

     The Company completed three acquisitions in fiscal 1993 consistent with its focus on diamond exploration prospects, including acquisitions of the "Arkansas Properties" (defined below). During fiscal 1995 through 2003, the Company completed additional acquisitions in Arkansas and directly managed and funded exploration efforts on certain Arkansas Properties. In fiscal 2003 the Company decided to cease exploration efforts in Arkansas due to disappointing exploration results, and began to pursue mineral exploration prospects, particularly gold prospects in South America. During fiscal 2004 the Company acquired the mineral rights to two properties in Brazil, the Tocantinzinho and Mamoal Properties, as described below. In fiscal 2005, the Company extended its holdings in the Tocantinzinho Properties and conducted exploration activities on both the Tocantinzinho and Mamoal properties. Additionally, the Company acquired the Batalha Property, a gold prospect also located in Para State, Brazil. The Company will continue to pursue mineral exploration prospects, focusing on the Tapajos and on a worldwide basis as opportunities arise, subject to adequate acquisition and exploration funding.

     Since its inception, the Company has no revenues from operations other than rental income from the Company's Diamond Recovery Plant ("the Plant") totaling $1,079,000, which was received during the three fiscal years ended January 31, 1999. In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.).

CERTAIN  RISK  FACTORS

     The Company's business plan to acquire additional exploration prospects, continue exploration activities on its current projects, and, if warranted, undertake development and mining operations is subject to numerous risks and uncertainties, including the following:

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

     As of January 31, 2005, the Company had sufficient cash to fund general and administrative expenses anticipated during fiscal 2006. As discussed above, the Company will be required to raise additional capital for additional exploration activity on its existing properties and acquisition of new exploration prospects during fiscal 2006. There can be no assurance that additional funds can be raised. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" (hereinafter referred to as "MD & A").

     ENVIRONMENTAL LAWS. The exploration programs conducted by the Company are subject to national, state and/or local regulations regarding environmental considerations in the jurisdiction where they are located. Most operations involving exploration or production activities are subject to existing laws and regulations relating to exploration and mining procedures, reclamation, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations. However, at this time, the Company is exploring its Properties and does not anticipate preparing environmental impact statements or assessments until such time as the Company believes one or more of its Properties will prove to be commercially feasible.

     LIMITED EXPLORATION PROSPECTS. The Company's existing properties are all gold prospects in Brazil. Accordingly, the Company does not have a diversified portfolio of exploration prospects either geographically or by mineral targets. The Company's operations could be significantly affected by changes in the market price of gold, as the economic viability of the Company's projects is heavily dependent upon the market price of gold. Additionally, the Company's projects are subject to the laws of Brazil and can be negatively impacted by the existing laws and regulations of that country, as they apply to mineral exploration, land ownership, royalty interests and taxation, and by any potential changes of such laws and regulations.

     TITLE TO PROPERTIES. The Company cannot guarantee title to all of its Properties as the Properties may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. The Company does not maintain title insurance on its properties.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. MD & A" and other factors may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success of the Company's exploration and development operations on its Properties; the Company's ability to raise capital and the terms thereof; the acquisition of additional properties; the continuity, experience and quality of the Company's management; changes in or failure to comply with government regulations or the lack of government authorization to continue the Company's projects; and other factors referenced in this Form 10-K. The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of its exploration Properties.

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

                             (map)

BRAZILIAN  PROPERTIES

Tocantinzinho  Properties

In August 2003 the Company entered into an option to acquire exploration rights to a total of 28,275 hectares in the Tapajos gold district in Para State, Brazil under an option agreement with two individuals. The option agreement entitles the Company to acquire a 100% interest in the exploration rights to such area (referred to herein as the "Tocantinzinho Properties") over a four-year period in consideration for the staged payment of US$465,000, the staged issuance of 2,600,000 shares of the Company and the expenditure of $1,000,000 (U.S.) on exploration ($300,000 (U.S.) by July 31, 2004). The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and $75,000 (U.S.). The Company made the second option payment, consisting of 200,000 common shares of the Company and $30,000 (U.S.), in February 2004. In August 2004, the Company made the third option payment of 200,000 common shares of the Company and $40,000 (U.S.).

As of January 31, 2005, the total commitment remaining under the option agreement is as follows (all amounts are in U.S. dollars): $40,000 and 200,000 common shares of the Company, $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2006, 2007 and 2008 fiscal years, respectively.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to the owners of the mineral rights of the Tocantinzinho Properties (the "Underlying Agreements") totaling $1,600,000 (U.S.) over a four-year period. At January 31, 2005, the remaining payment commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $120,000, $160,000 and $1,205,000 in fiscal years 2006, 2007 and
2008, respectively. The Company made payments totaling $35,000 (U.S.) and $80,000 (U.S.) in respect of the Underlying Agreements during fiscal 2004 and 2005, respectively. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of $7,000 (U.S.) per month which expired during fiscal 2005. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.), respectively, discussed above. During fiscal 2005 the Company met the requirement under the option agreement to expend a total of $300,000 (U.S.) and met the requirement to expend $1,000,000 (U.S.) on exploration. The Company has met its first year commitments under the option agreement, and the option agreement is cancelable by the Company without further obligations.

The optionors are entitled to a sliding scale gross revenues royalty ranging from 2.5% for gold prices below $400 (U.S.) per ounce to 3.5% for gold prices in excess of $500 (U.S.) per ounce. The Company has filed applications for exploration licenses with the regulatory authorities in Brazil and has received final approval on several claim areas. The Company anticipates it will receive final approval on the remaining claim areas in fiscal 2006.

In May 2004 the Company applied for exploration permits for an additional 16,000 hectares adjacent to the above Tocantinzinho Properties. The Company has agreed to make payments totaling $300,000 (U.S.) over a period of approximately four years to an individual as a finder's fee related to this 16,000 hectare property. This additional property is not subject to the option agreement and therefore is not subject to the royalty.

The Company completed a 20 hole diamond drill program (approximately 4000 meters) at the Tocantinzinho Properties during fiscal 2005 in which 19 of 20 holes encountered mineralization and which outlined a mineralized body that is at least 500 meters in strike length, with a true width of approximately 110 meters, and open at 290 meters vertical depth. Drill programs planned for fiscal 2006 are designed to ascertain if the known dimensions of this mineralization can be expanded. Additionally, the Company completed both a ground magnetic survey and metallurgical testing of drill core samples of the Tocantinzinho Properties during fiscal 2005 and the first quarter of fiscal 2006 and was encouraged by the results. Detailed results of the above testing, including maps of the ground magnetics and drill hole mineralization, are located at the company's website, www.brazauroresources.com.

Mamoal  Property

The Company entered into an option agreement under which it may acquire the exploration license to the 10,000 hectare Mamoal Property, located 30 kilometers southeast of the Company's Tocantinzinho Properties, in December 2003. The Company has an option to earn 100% of the Mamoal Property by payment of a total of $300,000 (U.S.) over three and one half years. The Company may terminate the option agreement at any time without further obligation. An initial $10,000
(U.S.) payment was made by the Company in December 2003, and the exploration research license has been transferred to Jaguar Resources do Brasil Ltda. During fiscal 2005, the Company made payments under the option agreement totaling $25,000 (U.S.). The remaining option payments are as follows (all amounts are in U.S. dollars): $45,000, $65,000, and $155,000 in fiscal years ending January 31, 2006, 2007 and 2008, respectively. The Company may acquire the Mamoal Property at any time by accelerating the option payments. The Company has received the exploration license from the Brazilian regulatory authority.

During fiscal 2005, the Company conducted geological mapping, rock sampling, mapping of old garimpeiro pit workings and approximately 2,400 auger holes to a depth of approximately one meter. In the first quarter of fiscal 2006, the Company announced positive sampling results from its work during fiscal 2005. Additional soil sampling and drilling are planned for fiscal 2006. Detailed results of the sampling program may be found at the Company's website, www.brazauroresources.com.

Batalha  Property

In September, 2004 the Company applied for an exploration license to the 9800 hectare Batalha Property, located in the Tapajos gold province in northern Brazil. The property, host to a well known "garimpo" or artisanal mine, lies at the western end of the Tocantinzinho trend.

The Company has agreed to pay the original holder of artisanal mining rights of Batalha, who controls over 1,700 hectares lying within the exploration license and directly over the Batalha zone, the equivalent of approximately $91,000 Canadian dollars in Brazilian reals over a 42 month period with a buyout after 4 years of $250,000 (U.S.) (if the project is deemed economic by the Company) and an additional sum based on the number of ounces of gold in the proven and probable (or measured and indicated) categories at Batalha as set out in a pre-feasibility or feasibility study. The per ounce payment amount ranges in a sliding scale from US$1 per ounce for the first one million ounces up to $10 (U.S.) per ounce for each ounce over four million ounces. The 9,800 hectare exploration license lies over top of this area, covering extensions to north, south and west. If after four years the Company, in its sole opinion, has not found an economic ore body, the area and all collected data will be returned to the vendor.

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

In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company's lease on the property through October 31, 2003. The Company recorded a retirement obligation for leasehold reclamation costs during fiscal year 2004 of approximately $150,000, representing the estimated costs of the Company's obligation to restore the Arkansas properties to their original condition prior to lease expiration and to perform reclamation activities as required by Arkansas regulatory authorities. The Company allowed the lease to expire effective November 1, 2003.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

     Except as described in Note 12 of the Notes to the Company's Consolidated Financial Statements incorporated by reference into Part II. Item 8 hereof, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved from time to time in claims arising in the normal course of business.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

     None.

ITEM  5.     MARKET  FOR  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             --------------------------------------------------------------
             MATTERS
             -------

     The Company's Common Stock is listed on the TSX Venture Exchange ("the TSX") in British Columbia, Canada under the symbol "BZO" ("JRS" through September 3, 2004). The Company's Common Stock is not traded on an exchange or market in the United States. The high and low sales prices (in Canadian dollars) as quoted on the TSX for the below referenced quarterly periods were as follows:

                             Price Range of Common Stock
                             Fiscal Year Ended January 31
                                  2005        2004
                             ----------------------------
Fiscal Quarter Ended           High   Low    High   Low
--------------------           ----   ----   ----   ----
April 30 . . . . . .           1.80   0.35   0.25   0.07
July 31. . . . . . .           1.58   0.73   0.35   0.20
October 31 . . . . .           1.05   0.78   0.47   0.25
January 31 . . . . .           1.39   0.80   0.54   0.35

     The closing price of the Company's Common Stock was $1.17 (Canadian) as of April 15, 2005 on the TSX Venture Exchange.

     At March 31, 2005, there were 137 holders of record of the Company's Common Stock including 103 in the United States who collectively held 26,662,627 shares representing 59% of the total number of issued and outstanding shares. The Company believes it has in excess of 300 beneficial owners of its Common Stock residing in the United States and Canada based on the number of record holders and individual participants in security position listings.

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

PASSIVE  FOREIGN  INVESTMENT  COMPANY  RULES

     For U.S. federal income tax purposes, the Corporation likely was classified as a passive foreign investment company ("PFIC") under section 1297 of the Code for its taxable year ending January 31 2005, and likely will be a PFIC in subsequent taxable years until it has significant operating income. A non-U.S. corporation generally is classified as a PFIC for U.S. federal income tax purposes in any taxable year if, either (a) at least 75% of its gross income is "passive" income (the "income test"), or (b) on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income (the "asset test"). For purposes of the income test and the asset test, if a non-U.S. corporation owns directly or indirectly at least 25% (by value) of the stock of another corporation, the non-U.S. corporation will be treated as if it held its proportionate share of the assets of the latter corporation and received directly its proportionate share of the income of that latter corporation. Passive income generally includes dividends, interest, royalties and rents (other than rents and royalties derived in the active conduct of a trade or business and not derived from a related person).

     For any taxable year in which the Corporation is a PFIC, U.S. Holders will be subject to U.S. federal income tax in respect of the Securities in accordance with the special rules applicable to investments in PFICs. Under the PFIC rules, as discussed further below in this section "Passive Foreign Investment Company Rules", the U.S. federal income tax consequences of the ownership of Securities will be governed by the so-called "non-qualified fund" regime, unless either (a) a U.S. Holder elects to treat the Corporation as a "qualifying electing fund" ("QEF"), and the Corporation annually supplies its U.S. Holders with the information necessary for compliance with the QEF election, or (b) the Securities constitute "marketable stock", within the meaning of section 1296 of the Code, and the U.S. Holder elects to mark the Securities to market as of the end of each taxable year.

U.S. HOLDERS ARE STRONGLY ADVISED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE POSSIBLE CHARACTERIZATION OF THE CORPORATION AS A PFIC AS WELL AS THE ADVISABILITY OF MAKING A QEF ELECTION OR A MARK-TO-MARKET ELECTION.

Non-Qualifying  Fund

     In general, if a QEF election or a mark-to-market election is not made by a U.S. Holder, any gain on a sale or other disposition of Securities by such a U.S. Holder would be treated as ordinary income and would be subject to special tax rules. Under these special tax rules, (a) the amount of any such gain would be allocated ratably over the U.S. Holder's holding period for the Securities,
(b) the amount of ordinary income allocated to years prior to the year of sale or other disposition would be subject to tax at the highest statutory rate applicable to such U.S. Holder for each such year (determined without regard to other income, losses or deductions of the U.S. Holder for such years), and (c) the tax for such prior years would be subject to an interest charge, computed at the rate applicable to underpayments of tax. Under proposed U.S. Treasury regulations, a "disposition" may include, under certain circumstances, transfers at death, gifts, pledges of shares and other transactions with respect to which gain is not ordinarily recognized. In addition, the adjustment ordinarily made to the tax basis of stock owned by a decedent may not be available with respect to the Securities. Rules similar to those applicable to dispositions will generally apply to distributions in respect of Securities that exceed 125% of the average amount of distributions in respect of such Securities during the preceding three years, or, if shorter, during the preceding years in the U.S. Holder's holding period ("excess distributions").

     Each U.S. Holder would be required to annually file IRS Form 8621 (Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing
Fund) with such U.S. Holder's timely filed U.S. federal income tax return (or with the U.S. Internal Revenue Service Center, P.O. Box 21086, Philadelphia, Pennsylvania 19114, if the U.S. Holder is not required to file a return).

QEF  Election

     If a U.S. Holder makes a valid and timely-filed QEF election in connection with a purchase of Securities, and provided that the Corporation annually supplies the information necessary to comply with such election, then the electing U.S. Holder will be required each taxable year to recognize, as ordinary income, a pro rata share of the Corporation's earnings, and to recognize, as capital gain, a pro rata share of the Corporation's net capital gain, in each case without regard to whether distributions are received with respect to the Securities for such year. The QEF election, once made, applies to all subsequent taxable years of the U.S. Holder in which it holds Securities until the Corporation ceases to be a PFIC. If the Corporation is again a PFIC in any taxable year following a year in which the Corporation was not treated as a PFIC, the original QEF election continues to be effective. Accordingly, for any taxable year in which the Corporation is a PFIC and does not have any net income, a U.S. Holder would not have any income exclusions as a result of the QEF election. The Corporation will provide the information necessary for complying with the QEF election. Amounts included in a U.S. Holder's taxable income under the QEF regime would increase such U.S. Holder's tax basis in the Securities, and subsequent distributions by the Corporation would not be taxable to the U.S. Holder, and instead would reduce the U.S. Holder's tax basis in the Securities to the extent that the U.S. Holder could demonstrate that the distributions were attributable to previously-taxed income. A U.S. Holder generally would recognize capital gain or loss upon a disposition of Securities that were subject to a QEF election at all times during such U.S. Holder's holding period. Special rules would apply if a U.S. Holder makes a QEF election later than the first taxable year in which Securities are owned (which could result in the U.S. Holder remaining subject to the non-qualifying fund regime described above).

Mark-to-Market  Election

     If a U.S. Holder makes a valid and timely-filed mark-to-market election, and provided that the Securities constitute "marketable stock" within the meaning of section 1296 of the Code, then in any year in which the Corporation is a PFIC the U.S. Holder annually would be required to report any unrealized gain with respect to its Securities as an item of ordinary income, and would be permitted to deduct any unrealized loss, as an ordinary loss, to the extent of previous inclusions of ordinary income. Any gain subsequently realized by such electing U.S. Holder upon a disposition of Securities also would be treated as ordinary income, rather than capital gain, but such U.S. Holder would not be subject to an interest charge on the resulting tax liability as under the non-qualifying fund regime. A U.S. Holder who makes a mark-to-market election would still be taxed on distributions from the Corporation when received, as described under "Dividends".

     For purposes of the mark-to-market election, marketable stock generally includes stock that is regularly traded on certain established securities markets within the United States, or on any exchange or other market that the IRS determines has trading, listing, financial disclosure, and other rules adequate to carry out the purposes of the mark-to-market election. The Toronto Stock Exchange and the Alternative Investment Market of the London Stock Exchange may qualify as such an exchange. Each U.S. Holder should consult its own advisor as to whether the mark-to-market election is available with respect to the Securities. Special rules would apply to a U.S. Holder that held Securities prior to the first taxable year for which the mark-to-market election was effective, which could result in an interest charge for such first taxable year, as under the non-qualifying fund regime described above.

     A U.S. Holder choosing to make a mark-to-market election must make the election on Form 8621 for the taxable year of election and must annually file Form 8621 with such U.S. Holder's timely filed U.S. federal income tax return or with the IRS. Once made, a mark-to-market election would be effective for all subsequent taxable years of such U.S. Holder unless revoked with the consent of the Secretary of the Treasury or unless the Securities cease to be marketable.

DIVIDENDS

     For purposes of this section "Dividends", it is assumed that the Corporation is a PFIC. To the extent that distributions paid on the Securities are not treated as excess distributions received by a non-electing U.S. Holder, and to the extent the distribution exceeds the previously-taxed income of a U.S. Holder that makes a QEF election, such distributions (before reduction for Canadian withholding taxes) will be taxable as dividends to the extent of the Corporation's current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, and will be includable in a U.S. Holder's ordinary income when received. Dividends on the Securities will not be eligible for the dividends-received deduction generally allowed to U.S. corporations.

     The amount of any dividend paid in Canadian dollars will equal the U.S. dollar value of the Canadian dollars received calculated by reference to the exchange rate in effect on the date the dividend is received by a U.S. Holder regardless of whether the Canadian dollars are converted into U.S. dollars. If the Canadian dollars received as a dividend are not converted into U.S. dollars at the date of receipt, a U.S. Holder will have a basis in the Canadian dollars equal to the U.S. dollar value on the date of receipt. Any gain or loss realized on a subsequent conversion or other disposition of the Canadian dollars will be treated as ordinary income or loss, and generally will be income or loss from sources within the United States for U.S. foreign tax credit purposes.

     A U.S. Holder may be entitled to deduct, or claim a U.S. foreign tax credit for, Canadian taxes that are withheld on dividends received by a U.S. Holder, subject to applicable limitations in the Code. Dividends will be income from sources outside the United States and for tax years beginning before January 1, 2007, generally will be "passive income" or "financial services income", and for tax years beginning after December 31, 2006, generally will be "passive category income" or "general category income" for purposes of computing the U.S. foreign tax credit allowable to a U.S. Holder. The rules governing the U.S. foreign tax credit are complex, and investors are urged to consult their tax advisors regarding the availability of the U.S. foreign tax credit under their particular circumstances.

     To the extent that the amount of any distribution exceeds the Corporation's current and accumulated earnings and profits for a taxable year, the distribution will first be treated as a tax-free return of capital to the extent of a U.S. Holder's basis, and any excess will be treated as capital gain. Such capital gain would not give rise to income from sources outside the United States, and accordingly a U.S. Holder may need other non-U.S. source income in order to claim a tax credit for Canadian withholding taxes imposed on such distribution.

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

     In general, the disposition by a shareholder resident in Canada of the capital stock in a Canadian corporation will be subject to Canadian income taxation in the same manner as rules described above relating to a disposition of share which constitute taxable Canadian property. A shareholder resident in Canada may, however, be entitled to a capital gains exemption. The ITA provides, for residents of Canada, a cumulative lifetime exemption from income tax of $100,000 of qualifying net capital gains.

     Disposition  of  Non-Capital  Property.  If the shares of a Canadian public
     ---------------------------------------
corporation held by a non-resident do not constitute capital property to that shareholder, any gains realized from the disposition thereof will be fully taxable under the ITA if their disposition arises in the course of a business carried on by the shareholder in Canada. Under the ITA, a shareholder will be deemed to carry on business in Canada in respect of particular shares if he offers them for sale in Canada through an agent, including the TSX Venture Exchange. Under the Treaty, any business profits derived by a U.S. resident shareholder of a Canadian public corporation from the disposition of the subject corporation's shares will only be taxable in Canada to the extent that such profits are attributable to a permanent establishment of the shareholder in Canada.

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

ITEM  6.     SELECTED  CONSOLIDATED  FINANCIAL  INFORMATION
             ----------------------------------------------

     The selected consolidated financial information set forth below for each of the five years ended January 31, 2005 has been derived from the Consolidated Financial Statements of the Company prepared in accordance with generally accepted accounting principles in Canada. These principles are also in conformity, in all material respects, with generally accepted accounting principles in the United States except as described in Note 16 of the Notes to Consolidated Financial Statements. The selected consolidated financial information should be read in conjunction with the MD & A discussion below and the Consolidated Financial Statements and related notes thereto included on pages 23 to 42 herein. References in this Annual Report on Form 10-K to "Notes" are intended to refer to the Notes to the Consolidated Financial Statements included herein.

     Since its formation, the Company's activities have consisted primarily of acquiring interests in mineral properties, exploration of those properties and acquiring financing for such purposes. Consequently, the Selected Consolidated Financial Information may not indicate the Company's future financial performance. The weighted average number of common shares outstanding and the net loss per common share for the fiscal year ending January 31, 2001 has been restated to reflect the consolidation of the Company's common shares outstanding on a seven for one basis effective November 27, 2001.













             (This portion of the page is intentionally left blank.)

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                   -------------------------------------------

                                                               Fiscal Year Ended January 31
                                                               ----------------------------
                                                     2005       2004        2003       2002        2001
                                                  ---------  ----------  ---------  ---------  ----------
                                                             *Restated   *Restated
                                                                     (In Canadian dollars)
                                                      (000's except for net loss per common share data)
Writedown and abandonment of properties, plant
  and equipment . . . . . . . . . . . . . . . . .         -           -      3,142         86           -
Net loss for the year . . . . . . . . . . . . . .    (3,741)     (1,199)    (4,468)    (1,961)     (1,695)
Basic and diluted net loss per common share . . .     (0.10)      (0.06)     (0.27)     (0.21)      (0.20)
Weighted average common shares outstanding. . . .    38,950      21,350     16,439      9,142       8,388
Working capital (deficit) . . . . . . . . . . . .     3,296       1,722        (63)       376         379
Total assets. . . . . . . . . . . . . . . . . . .     6,482       2,819         96      3,516       3,132
Long-term debentures payable. . . . . . . . . . .         -          -       1,279      1,279           -
Deficit                                         .   (37,534)    (33,793)   (32,594)   (28,125)    (26,165)
Total shareholders' equity (deficit). . . . . . .     6,133       2,450     (1,557)     1,983       2,492

*Restated to reflect the Company's change in accounting for stock-based compensation - please see Note 2 to the consolidated financial statements.

EXCHANGE  RATES

     On April 19, 2005, the noon buying rate in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York, was $1.00 (Canadian) = U.S. $0.8059. The following table sets forth, for each of the years indicated, additional information with respect to the noon buying rate for $1.00 (Canadian). Such rates are set forth as U.S. dollars per Canadian. $1.00 and are based upon the rates quoted by the Federal Reserve Bank of New York.


Rate. . . .    2004    2003    2002    2001    2000
             ------  ------  ------  ------  ------
Last Day. .  0.8310  0.7539  0.6542  0.6279  0.6669
Average (1)  0.7745  0.7289  0.6386  0.6446  0.6727
High. . . .  0.8493  0.7880  0.6619  0.6697  0.6936
Low . . . .  0.7177  0.6530  0.6200  0.6241  0.6410

(1) The average rate means the average of the exchange rates on the last day of each month during the year.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -----------------------

Results  of  Operations.

For  the  Years  Ended  January  31,  2005,  2004  and  2003

     The Company is engaged in the business of exploring for and, if warranted, developing mineral properties and is concentrating its current acquisition and exploration efforts on those properties which the Company believes have large scale gold potential. The Company leases interests in properties located in the Tapajos Gold District of Brazil's northerly Para State (collectively the "Properties").

     The Company has had no significant revenues from operations other than rental income related to the Diamond Recovery Plant, totaling approximately $1,079,000 from inception through March 2003, when the Plant was sold. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company's existing Properties are gold prospects in Brazil, as discussed in Note 4, which were acquired during fiscal 2004 and 2005. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. As discussed in Note 4, during fiscal 2003 the Company decided to cease exploration activities in Arkansas due to disappointing exploration results, and the total of $3,141,726 of accumulated capitalized costs related to the Arkansas leases were written off.

     The Company's mineral properties and deferred expenditures increased to $2,817,746 at January 31, 2005 from $714,283 at January 31, 2004 as a result of acquisition costs totaling $555,069 and exploration costs totaling $1,548,394 related to the activities on the Company's Brazilian Properties as further described in Note 4. Similarly, the total increase during fiscal 2004 in mineral properties and deferred expenditures of $714,283 represented the total of acquisition costs of $540,495 and exploration costs of $173,788 related to the activities on the Company's Brazilian Properties as further described in
Note 4. The increases were primarily due to the acquisition and exploration costs totaling $1,943,729 and $701,133 during fiscal 2005 and 2004, respectively, related to the Company's project at the Tocantinzinho Properties.

     The Company completed a 20 hole diamond drill program (approximately 4000 meters) at the Tocantinzinho Properties during fiscal 2005 in which 19 of 20 holes encountered mineralization and which outlined a mineralized body that is at least 500 meters in strike length, with a true width of approximately 110 meters, and open at 290 meters vertical depth. Drill programs planned for fiscal 2006 are designed to significantly expand the known dimensions of this mineralization. Additionally, the Company completed both a ground magnetic survey and metallurgical testing of drill core samples of the Tocantinzinho Properties during fiscal 2005 and the first quarter of fiscal 2006 and was encouraged by the results. Detailed results of the above testing, including maps of the ground magnetics and drill hole mineralization, are located at the company's website, www.brazauroresources.com.

     The Company's revenues during fiscal 2004 were primarily comprised of the gain from the sale of the Diamond Recovery Plant ("the Plant"). The Plant was sold to a third party for $350,000 (U.S.) and was fully depreciated at disposal. As discussed in Note 4, the Plant was located on the American Mine Property. The Company recorded a retirement obligation for leasehold reclamation of approximately $142,000, which represents the estimated costs to return the leased property to its original condition and to complete environmental reclamation as required by the Arkansas regulatory authorities. During the years ended January 31, 2005 and 2003 the Company's revenues were comprised entirely of interest income on proceeds received from prior financings and gains on sales of equipment. The Company has not received any revenues from mining operations since inception.

     General and administrative expenses totaled approximately $3,747,000 during fiscal 2005 as compared to approximately $1,405,000 during fiscal 2004, representing an increase of approximately $2,343,000 or 167%. Included in general and administrative expenses for fiscal 2005 and 2004 was approximately $2,123,000 and $462,000, respectively, of stock compensation expense recorded using the fair value method, which was an increase of approximately $1,661,000 from fiscal 2004 to fiscal 2005. The remaining increase in general and administrative expenses was primarily related to the increased activities surrounding the exploration program underway in Brazil during fiscal 2005. After excluding the effect of the stock compensation expense recorded in fiscal 2005 and 2004, in comparison to fiscal 2004, salaries in fiscal 2005 increased by approximately $274,000 as additional personnel were added in Brazil, and consulting, promotional and professional fees related to the Brazilian exploration program increased by approximately $269,000 during fiscal 2005 as compared to fiscal 2004.

     General and administrative expenses increased by approximately $226,000, or 19%, from fiscal 2003 to fiscal 2004. As discussed above and in Note 8, the company recorded stock compensation expense using the fair value method of approximately $462,000 during fiscal 2004 as compared to approximately $158,000 for fiscal 2003. Salaries, professional and consulting fees totaling approximately $1,081,000 were incurred during 2004 as the Company commenced the evaluation of several mineral prospects, principally gold prospects in Brazil. In particular, the Company hired a new president and retained the services of an exploration project manager and an administrator for the Brazilian Properties during fiscal 2004. During fiscal 2003, the general and administrative expenses incurred by the Company primarily represented costs associated with the exploration activities on the Arkansas Properties, including salaries of approximately $582,000 and repairs and maintenance of approximately $127,000.

     The Company anticipates that general and administrative expenses during fiscal 2006 will increase from the level experienced in fiscal 2005 as the Company incurs additional consulting and exploration expenditures related to the Brazilian Properties.

FINANCIAL  CONDITION;  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of January 31, 2005, the Company had working capital of $3,296,092 as compared to working capital of $1,722,290 at January 31, 2004. At January 31, 2005, the Company had current assets of $3,644,657, including $3,557,214 in cash and $87,443 in accounts receivable compared to total current liabilities of $348,565.

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

     During fiscal 2004, a total of $335,075 of interest accrued on the principal amounts converted in fiscal 2004 was paid via the issuance of a total of 1,129,522 shares, representing the conversion of the interest amounts at weighted average prices from $0.17 to $0.33 per share.

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

     In September, 2002, the Company completed a private placement of 2,819,774 units at a price of $0.20 per unit, each unit consisting of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants had an expiration date of September 18, 2004. The Company received a total of $563,955 during fiscal 2003 representing subscriptions for the private placement. During fiscal year 2005, all 2,819,774 common share warrants were exercised, and the Company received total exercise proceeds of $704,943.

     In November 2004, the Company completed a private placement of 2,112,500 common shares of the Company at a price of $0.85 per share and received proceeds totaling $1,795,625. In consideration for assistance with the private placement, the Company paid finders' fees of $96,950 in cash and issued 113,000 share purchase warrants entitling the finders to purchase 113,000 common shares of the Company at $1.05 per share until November 2, 2005. In March, 2005, a holder of the share purchase warrants elected to exercise 44,635 warrants and the Company received proceeds of approximately $47,000.

     In December 2004, the Company completed a private placement of 2,150,000 common shares of the Company at a price of $1.00 per share and received proceeds of $2,150,000.

     During fiscal 2005, 2004 and 2003 the Company received cash proceeds of $477,577, $424,919 and $153,457 representing the exercise of 1,638,571,
1,884,376 and 570,000 stock options, respectively, by officers, directors, employees and consultants at exercise prices from $0.10 to $0.49.

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

     The Company has no properties that have proven to be commercially developable and has no significant revenues from mining operations other than the rentals received from the Plant and the proceeds from the sales of the Plant and related equipment. The rights and interests in the Tocantinzinho, Mamoal and Batalha Properties in Brazil constitute the Company's current mineral holdings. The Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct additional exploration activities on new prospects. The Company intends to seek additional equity financing during fiscal 2006, including the potential exercise of outstanding options. The inability of the Company to raise further equity financing will adversely affect the Company's business plan, including its ability to acquire additional properties and perform exploration activities on existing properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company's limited and speculative asset base of exploration properties and prospects

IMPACT  OF  INFLATION.

     As the Company is not anticipating recording sales and revenues from operations in the short term, a discussion of the effect of inflation and changing prices on its operations is not relevant.

DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     At the present stage of the Company's business development, there are no significant differences between Canadian and United States generally accepted accounting principles that impact the Consolidated Balance Sheets, the Consolidated Statements of Operations, the Consolidated Statements of Shareholders' Equity (Deficit) and the Consolidated Statements of Cash Flows except for the capitalization of mineral properties and deferred expenditures and the treatment of warrants issued as finders' fees as discussed in Note 16 to Notes to Consolidated Financial Statements.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
           -----------------------------------------------------------------

     None.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

     The Consolidated Financial Statements of the Company included as part of this Annual Report on Form 10-K (pages 23 through 42) are incorporated by reference in response to this Item 8. An index to the Consolidated Financial Statements is included in Item 14.

     The Company is not required to provide the selected quarterly financial data specified in Item 302 of Regulation S-K because it does not satisfy the tests outlined therein.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
             FINANCIAL  DISCLOSURE.
             ----------------------

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

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
           --------------------------------------------------------

     The directors and executive officers of the Company, their ages and term of continuous service are as follows:

                                             POSITION WITH                SERVED AS A DIRECTOR
NAME. . . . . . . . . . .            AGE       REGISTRANT                 AND/ OR OFFICER SINCE
Patrick L. Glazier. . . .             47       Director                       July 8, 1998
Brian C. Irwin. . . . . .             65       Director                       October 3, 1995
Mark E. Jones, III. . . .             65       Director, Chairman & CEO       March 12, 1986
Leendert G. Krol. . . . .             65       Director, President            March 6, 2003
Daniel B. Leonard . . . .             68       Director                       October 20, 1999
Dr. Roger Howard Mitchell             63       Director                       June 14, 1993
Dr. Roger David Morton. .             69       Director                       June 14, 1993

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

                                        SUMMARY COMPENSATION TABLE

                                          Annual  Compensation                   Long  Term  Compensation
                                  ---------------------------------------   ---------------------------------
                                                                                     Awards          Payouts
                                                                            ----------------------  ---------
                                                                            Securities
     Name . . ..  . . . .                                                      Under                           All other
     and. . . ..  . . . .                                   Other Annual      Options   Restricted    LTIP     Compensa-
   Principal. . .     .  Fiscal     Salary        Bonus     Compensation      Granted     Shares    Payouts    tion (2)
   Position . . .  . . .  Year        ($)         ($)              ($)          (#)          ($)       ($)        ($)
---------------------  ---------  ------------  ---------  --------------   ----------  ----------  ---------  ---------
Mark E. Jones, III       2005      US$120,000    $ 8,000               -     1,114,434           -          -   US$7,800
Chairman                 2004       US$65,000          -               -       775,000           -          -   US$7,800
 .                       2003       US$60,000          -               -       130,888           -          -   US$7,800

Leendert G. Krol         2005      US$120,000   $ 10,000               -       857,829           -          -          -
President (1)            2004       US$64,000          -               -     1,387,501           -          -          -

(1)  Mr.  Krol  began  serving  as  the  Company's  President  in  March  2003.
(2)  Car  allowance.

          OPTION GRANTS DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

                           (1)                                         Market Value
                       Securities     % of Total                      of Securities
                      Under Option      Options       Exercise or      Underlying
                        Granted        Granted to     Base Price       Options on
                                      Employees in                    Date of Grant
   Name                   (#)         Fiscal Year     ($/Security)    ($/Security)      Expiration Date
------------------    ------------    ------------    ------------    -------------    ------------------

Mark E. Jones, III       207,059          5.5%           $0.92            $0.92        June 11, 2009

Mark E. Jones, III       771,875         20.7%           $1.02            $1.02        July 29, 2009

Mark E. Jones, III       135,500          3.6%           $1.10            $1.10        November 19, 2009

Leendert G. Krol .       251,328          6.7%            $0.92           $0.92        June 11, 2009

Leendert G. Krol .       470,001         12.6%            $1.02           $1.02        July 29, 2009

Leendert G. Krol .       136,500          3.7%            $1.10           $1.10        November 19, 2009


(1) The options are subject to vesting requirements (25% on the date of grant and 12.5% on each quarter end thereafter).

                               OPTION EXERCISES IN LAST FISCAL YEAR

                                                         Unexercised            Value of Unexercised
                                                           Options                   In-the-Money
                       Securities    Aggregate            at Fiscal                    Options
                        Acquired       Value               Year-End              at Fiscal Year-End
                      on Exercise    Realized                (#)                        ($)
                                                         Exercisable/                Exercisable/
        Name              (#)           ($)             Unexercisable               Unexercisable
------------------    -----------    ----------    -----------------------    ------------------------
Mark E. Jones, III. . .   417,559    US$193,694. .  812,033 - Exercisable      $460,852 - Exercisable
                                                   687,967 - Unexercisable    $295,565 - Unexercisable

Leendert G. Krol. .       457,828    US$227,344     952,586 - Exercisable       $798,081 - Exercisable
                                                   547,415 - Unexercisable     $230,867 - Unexercisable


DIRECTORS

     During fiscal 2005, in addition to the cash bonuses disclosed above for Mr. Jones and Mr. Krol, the remaining Directors of the Company received cash bonuses as follows: Mr. Glazier, $5,000; Mr. Leonard, $3,000; Mr. Irwin, Mr. Mitchell, and Mr. Morton, $2,500. In fiscal 2005, in addition to the option awards to Mr. Jones and Mr. Krol discussed above, Mr. Glazier, Mr. Irwin, Mr. Leonard, Mr. Mitchell and Mr. Morton received 317,870, 397,381, 317,682, 244,611 and 262,256 options to purchase common stock, respectively, for their services on the Board of Directors. The common share options granted during fiscal 2005 are subject to vesting requirements (25% on the date of grant and 12.5% on each quarter end thereafter). Information regarding individual awards to directors is included in the footnotes to Item 12. Security Ownership of Certain Beneficial Owners and Management below. The Company maintains no pension, profit sharing, retirement or other plan providing benefits to its officers and directors.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

     The following table sets forth, as of April 15, 2005, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

                                                  NUMBER  OF
NAME  AND  ADDRESS  OF  BENEFICIAL  OWNER          SHARES          PERCENT  OF  CLASS
Cede & Co.
P.O. Box 20, Bowling Green Station
New York, New York 10274 . . . . . . . . . . . .  21,234,055 (1)         46.7%
CDS & Co.
P. O. Box 1038, Station A, 25 The Esplanade
Toronto, Ontario M5W 1G5 . . . . . . . . . . . .  17,075,963 (1)        37.5 %
Patrick L. Glazier (3) . . . . . . . . . . . . .   1,948,132 (2)         4.2 %
Brian C. Irwin . . . . . . . . . . . . . . . . .     500,000 (2)         1.1 %
Mark E. Jones, III . . . . . . . . . . . . . . .   2,973,752 (2)         6.3 %
Leendert G. Krol . . . . . . . . . . . . . . . .   1,500,000 (2)         3.2 %
Daniel B. Leonard. . . . . . . . . . . . . . . .   1,479,124 (2)         3.2 %
Dr. Roger Howard Mitchell. . . . . . . . . . . .     405,494 (2)           * %
Dr. Roger David Morton . . . . . . . . . . . . .     405,428 (2)           * %
Officer and Directors of the Company as a group
  (7 persons). . . . . . . . . . . . . . . . . .   9,211,930 (2)        18.1 %

*  Less  than  1%.

     (1) It is the understanding of the Company that all of these shares are held by the record shareholder in a nominal, fiduciary, trustee or similar capacity. The Company is unaware of the identities of the beneficial owners of these shares, with the exception of shares held by the Company's officers or directors included in such share positions.
     (2) A director of the Company. Address is 800 Bering, Suite 208, Houston, TX 77057. Include options to purchase 448,421 common shares at $0.10 through March 6, 2008 for Mr. Krol. Include options to purchase common shares at $0.30 through August 14, 2008 (242,130 for Mr. Glazier, 40,119 for Mr. Irwin, 125,000 for Mr. Jones, 142,318 for Mr. Leonard, 115,389 for Mr. Mitchell and 97,744 for Mr. Morton). Include options to purchase common shares at $0.40 through October 21, 2008 (40,000 for Mr. Glazier, Mr. Leonard, Mr. Mitchell and Mr. Morton, 62,500 for Mr. Irwin, 260,566 for Mr. Jones, and 50,000 for Mr. Krol). Include 143,750 options to purchase common shares at $0.49 through November 26, 2008 for Mr. Krol. Include options to purchase common shares at $0.92 through June 11, 2009 (120,995 for Mr. Glazier, 69,131 for Mr. Irwin, 207,059 for Mr. Jones, 251,328 for Mr. Krol, 78,807 for Mr. Leonard, 64,736 for Mr. Mitchell and 59,006 for Mr. Morton). Include options to purchase common shares at $1.02 through July 29, 2009 (141,875 for Mr. Glazier, 281,250 for Mr. Irwin, 771,875 for Mr.
Jones, 470,001 for Mr. Krol, 191,875 for Mr. Leonard, 141,875 for Mr. Mitchell and 166,250 for Mr. Morton). Include options to purchase common shares at $1.10 through November 19, 2009 (55,000 for Mr. Glazier, 47,000 for Mr. Irwin, 135,500 for Mr. Jones, 136,500 for Mr. Krol, 47,000 for Mr. Leonard, 38,000 for Mr. Mitchell and 37,000 for Mr. Morton)
     (3) The beneficial owner has sole ownership, with the exception of a total of 124,285 shares, where ownership is shared.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

     Accounts receivable at January 31, 2005 and 2004 include $55,900 and $105,758 receivable from Mr. Jones, respectively. Amounts totaling $147,683 and $121,957 were paid by the Company during fiscal 2005 and 2004, respectively, to a law firm in which Mr. Irwin is a partner. In January 2004, Mr. Jones, Mr.
Glazier and Mr. Leonard exercised warrants to purchase common stock at an exercise price of $0.25 per share and acquired 477,750, 225,000 and 238,875 common shares, respectively. In September, 2004, Mr. Jones, Mr. Glazier and Mr. Leonard exercised warrants to purchase common shares at an exercise price of $0.25 per share and received 286,200, 100,000, and 40,000 common shares, respectively.

Shares of Jaguar do Brasil, Ltd. are held beneficially for the Company through three representatives of the Company, including a director of the Company and two directors of Jaguar do Brasil, Ltd.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
           ------------------------------------------

     Audit and Tax Fees. The fees billed for professional services rendered by Morgan & Company in connection with the audit of the Company's annual financial statements for the years ended January 31, 2004 and 2003 included in the Company's annual report on Form 10-K totaled approximately $9,625 and $6,400, respectively. The above fees included the professional services rendered by Morgan & Company in connection with tax compliance for the two years ending January 31, 2004.

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

ITEM  15.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
              ------------------------------------------------------------------

(a)     Financial  Statements  and  Schedules.

     (1) The following is a list of and index to the Consolidated Financial Statements filed as part of this Registration Statement:

                          BRAZURO RESOURCES CORPORATION
                  Index  to  Consolidated  Financial  Statements
                                                                            Page

Auditor's Report  -  Morgan  &  Company                                       23
Consolidated  Financial  Statements:
     Consolidated  Balance  Sheets  -  January  31,  2005  and  2004          24
     Consolidated  Statements  of  Operations
          for each of the years ended January 31, 2005, 2004 and 2003 25 Consolidated Statements of Shareholders' Equity (Deficit)
          for each of the years ended January 31, 2005, 2004 and 2003 26 Consolidated Statements of Cash Flows for each of the years
         ended  January  31,  2005,  2004  and  2003                          27
     Notes  to  Consolidated  Financial  Statements                           28

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

May  1,  2005                     BRAZAURO  RESOURCES  CORPORATION
                                  (Registrant)

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

           SIGNATURE                              TITLE                      DATE
  ---------------------------     -----------------------------------     -----------
/s/ Mark E. Jones, III
-----------------------           Chief Executive Office and Director     May 1, 2005
Mark E. Jones, III*
_____________________. . . . . . .          .  Director                   May 1, 2005
Patrick L. Glazier* .
_____________________. . . . . . .          .  Director                   May 1, 2005
Brian C. Irwin*
_____________________. . . . . . .     President and Director             May 1, 2005
Leendert G. Krol*
____________________. . . . . . .          .  Director                    May 1, 2005
Daniel B. Leonard*
_____________________. . . . . . .          . Director                    May 1, 2005
Dr. Roger Howard Mitchell*
______________________. . . . . . .           Director                    May 1, 2005
Dr. Roger David Morton*

By:  /s/ Mark E. Jones, III
----------------------------
 Mark E. Jones, III
 Attorney-in-fact
 For persons indicated *

                                                             Morgan  &  Company

                                AUDITORS' REPORT


To  the  Shareholders  of
Brazauro  Resources  Corporation  (Formerly  Jaguar  Resources  Corporation)

We have audited the consolidated balance sheets of Brazauro Resources Corporation (formerly Jaguar Resources Corporation) as at January 31, 2005 and 2004, and the consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended January 31, 2005, 2004, and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2005 and 2004, and the results of its operations, shareholders' equity (deficit), and cash flows for the years ended January 31, 2005, 2004, and 2003, in accordance with Canadian generally accepted accounting principles.


Vancouver,  B.C.                                            "Morgan  &  Company"
April  28,  2005                                          Chartered  Accountants

     COMMENTS  BY AUDITORS FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern such as those described in
Note 1 of the consolidated financial statements. Our report to the shareholders, dated April 28, 2005, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the Auditors' Report when these are adequately disclosed in the financial statements.

In the United States, reporting standards for auditors also require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of the Company's financial statements, such as the change described in Note 2 to the financial statements. Our report to the shareholders, dated April 28, 2005, is expressed in accordance with Canadian reporting standards which do not require a reference to such a change in accounting principles in the auditors' report when the change is properly accounted for and adequately disclosed in the financial statements.


Vancouver,  B.C.                                            "Morgan  &  Company"
April  28,  2005                                          Chartered  Accountants


                                    BRAZAURO RESOURCES CORPORATION
                                (FORMERLY JAGUAR RESOURCES CORPORATION)
                                      CONSOLIDATED BALANCE SHEETS

                                                        January 31, 2005     January 31, 2004
                                                        ----------------     ----------------
                                                                             Restated (Note 2)
                                                                (In Canadian Dollars)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . .           $  3,557,214         $  1,982,536
   Accounts receivable . . . . . . . . . . . . .                 87,443              109,468
                                                          --------------     ----------------
Total current assets . . . . . . . . . . . . . .              3,644,657            2,092,004
                                                          --------------     ----------------
Property and equipment, at cost:
  Mineral properties and deferred
     expenditures (Note 4) . . . . . . . . . . .              2,817,746              714,283
  Equipment and other. . . . . . . . . . . . . .                 80,887               68,788
  Accumulated depreciation . . . . . . . . . . .                (70,561)             (63,472)
                                                          --------------     ----------------
Total property and equipment, at cost. . . . . .              2,828,072              719,599
                                                          --------------     ----------------

Other assets . . . . . . . . . . . . . . . . . .                  8,874                7,826
                                                          --------------     ----------------
Total assets . . . . . . . . . . . . . . . . . .           $  6,481,603         $  2,819,429
                                                          ==============     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities. . .             $  206,011           $  369,714
   Asset retirement obligations (Notes 3 and 4).                142,554                    -
                                                          --------------     ----------------
Total current liabilities. . . . . . . . . . . .                348,565              369,714
                                                          --------------     ----------------

Commitments and contingencies (Note 12)

Shareholders' equity
   Common share capital, no par value:
     Authorized shares - unlimited
     Issued and outstanding shares - 44,869,716
       (35,748,871 at January 31, 2004) (Note 6)             41,536,205           35,819,799
  Contributed surplus (Note 8) . . . . . . . . .              2,131,304              423,232
  Deficit. . . . . . . . . . . . . . . . . . . .            (37,534,471)         (33,793,316)
                                                          --------------     ----------------
Total shareholders' equity . . . . . . . . . . .              6,133,038            2,449,715
                                                          --------------     ----------------
Total liabilities and shareholders' equity . . .           $  6,481,603         $  2,819,429
                                                          ==============     ================

Approved by the Board of Directors.. . . . . . .           Director: "Mark E. Jones, III"
                                                           Director: "Brian C. Irwin"
See accompanying notes.


                                 BRAZAURO RESOURCES CORPORATION
                            (FORMERLY JAGUAR RESOURCES CORPORATION)
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended January 31,
                                                            2005          2004         2003
                                                       ------------   ------------   ------------
                                                                         Restated      Restated
                                                                         (Note 2)      (Note 2)
                                                                   (In Canadian Dollars)
Revenues:
  Interest income . . . . . . . . . . . . . . . . . .  $    12,145     $    1,259     $    1,618
  Gains on sales of plant and equipment (Note 4). . .            -        351,272         10,740
                                                       ------------   ------------   ------------
                                                            12,145        352,531         12,358
                                                       ------------   ------------   ------------
Expenses:
  General and administrative (Note 13). . . . . . . .    3,747,476      1,404,649      1,179,086
  Finance charges . . . . . . . . . . . . . . . . . .       42,329         80,579         22,396
  Write-down of mineral properties (Note 4) . . . . .            -              -      3,141,726
  Interest expense. . . . . . . . . . . . . . . . . .            -         84,961        127,510
  Foreign exchange translation (gains) losses . . . .      (36,505)       (18,252)        10,132
                                                       ------------   ------------   ------------
                                                         3,753,300      1,551,937      4,480,850
                                                       ------------   ------------   ------------
Net loss before provision for income taxes. . . . . .   (3,741,155)    (1,199,406)    (4,468,492)
Provision for income taxes (Note 9) . . . . . . . . .            -              -              -
                                                       ------------   ------------   ------------
Net loss for the year . . . . . . . . . . . . . . . .  $(3,741,155)   $(1,199,406)   $(4,468,492)
                                                       ============   ============   ============

Basic and diluted net loss per common share . . . . .  $     (0.10)    $    (0.06)    $    (0.27)
                                                       ============   ============   ============

Weighted-average number of common shares outstanding.   38,949,937     21,349,766     16,439,454


See accompanying notes.




                                                 BRAZAURO RESOURCES CORPORATION
                                            (FORMERLY JAGUAR RESOURCES CORPORATION)
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                     (In Canadian Dollars)
                                                                                                                Total
                                                    Common Shares          Contributed                      Shareholders'
                                                Number        Amount         Surplus          Deficit      Equity (Deficit)
                                          --------------  --------------  --------------  --------------  ------------------
                                                                                                           Restated (Note 2)
Balance at February 1, 2002. . . . . . .     14,862,935    $ 30,108,507      $        -   $ (28,125,418)      $ 1,983,089
Issued for services. . . . . . . . . . .        218,750          52,500               -               -            52,500
Stock-based compensation . . . . . . . .              -               -         158,357               -           158,357
Issued on exercise of stock options. . .        570,000         153,457               -               -           153,457
Issued for cash. . . . . . . . . . . . .      2,819,774         563,955               -               -           563,955
Net loss for the year. . . . . .. .                   -               -               -      (4,468,492)       (4,468,492)
                                          --------------  --------------  --------------  --------------  ------------------
Balance at January 31, 2003. . .             18,471,459      30,878,419         158,357     (32,593,910)       (1,557,134)
Issued for conversion of convertible
  debentures . . . . . . . . . . . . . .      4,261,976       1,278,595               -               -         1,278,595
Issued for interest on convertible debt.      1,129,522         335,075               -               -           335,075
Issued for debt payment. . . . . . . . .        107,126          20,917               -               -            20,917
Issued for property acquisition. . . . .      1,100,000         330,000               -               -           330,000
Issued on exercise of warrants . . . . .      8,794,412       2,354,868               -               -         2,354,868
Stock-based compensation . . . . . . . .              -               -         461,881               -           461,881
Issued on exercise of stock options. .        1,884,376         621,925        (197,006)              -           424,919
Net loss for the year. . . . . . . . . .              -               -               -      (1,199,406)       (1,199,406)
                                          --------------  --------------  --------------  --------------  -----------------
Balance at January 31, 2004. . . . . .       35,748,871      35,819,799         423,232     (33,793,316)        2,449,715
Issued for cash, net of share issue cost      4,262,500       3,848,675               -               -         3,848,675
Issued for property acquisition. . . . .        400,000         270,000               -               -           270,000
Issued on exercise of warrants . . . . .      2,819,774         704,943               -               -           704,943
Stock-based compensation . . . . . . . .              -               -       2,123,283               -         2,123,283
Issued on exercise of stock options. . .      1,638,571         892,788        (415,211)              -           477,577
Net loss for the year. . . . . . .                    -               -               -      (3,741,155)       (3,741,155)
                                          --------------  --------------  --------------  --------------  ------------------
Balance at January 31, 2005. . . . .         44,869,716    $ 41,536,205     $ 2,131,304   $ (37,534,471)      $ 6,133,038
                                          ==============  ==============  ==============  ==============  ==================

See accompanying notes.




                                 BRAZAURO RESOURCES CORPORATION
                            (FORMERLY JAGUAR RESOURCES CORPORATION)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year ended January 31,
                                                           2005           2004         2003
                                                       ------------  ------------  ------------
                                                                        Restated     Restated
                                                                        (Note 2)     (Note 2)
                                                                (In Canadian Dollars)
Operating activities:
  Net loss for the year . . . . . . . . . . . . . . .  $(3,741,155)  $(1,199,406)  $(4,468,492)
  Items not affecting cash:
    Depreciation. . . . . . . . . . . . . . . . . . .        7,089        18,277        28,924
    Gains on sales of plant and equipment (Note 4). .            -      (351,272)            -
    Stock based compensation (Note 8) . . . . . . . .    2,123,283       461,881       158,357
    Write-down of mineral properties. . . . . . . . .            -             -     3,141,726
    Interest expense. . . . . . . . . . . . . . . . .            -        84,961       127,510
    Other . . . . . . . . . . . . . . . . . . . . . .            -             -         4,275
                                                       ------------  ------------  ------------
                                                        (1,610,783)     (985,559)   (1,007,700)
                                                       ------------  ------------  ------------
Changes in noncash working capital:
    Accounts receivable . . . . . . . . . . . . . . .       14,675       (77,356)      (25,274)
    Accounts payable and accrued liabilities. . . . .       (1,255)      121,565        47,073
                                                       ------------  ------------  ------------
                                                            13,420        44,509        21,799
                                                       ------------  ------------  ------------
Net cash used in operating activities . . . . . . . .   (1,597,363)     (941,050)     (985,901)
Investing activities:
  Mineral properties acquisition and exploration. . .   (1,833,463)     (384,283)     (199,640)
  Equipment and other . . . . . . . . . . . . . . . .      (12,099)            -        (1,613)
                                                       ------------  ------------  ------------
Net cash used in investing activities . . . . . . . .   (1,845,562)     (384,283)     (201,253)
                                                       ------------  ------------  ------------
Financing activities:
  Proceeds from issuances of common shares. . . . . .    5,031,195     2,779,784       717,412
  Proceeds from sales of plant and equipment (Note 4)            -       521,978             -
                                                       ------------  ------------  ------------
Net cash provided by financing activities . . . . . .    5,031,195     3,301,762       717,412
Effect of exchange rate changes on cash . . . . . . .      (13,592)      (16,627)         (829)
                                                       ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents.    1,574,678     1,959,802      (470,571)
Cash and cash equivalents, beginning of year. . . . .    1,982,536        22,734       493,305
                                                       ------------  ------------  ------------
Cash and cash equivalents, end of year. . . . . . . .  $ 3,557,214   $ 1,982,536   $    22,734
                                                       ============  ============  ============

See accompanying notes.
See Note 14 for supplemental cash flow disclosure and non-cash investing and financing activities.

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (IN CANADIAN DOLLARS)

                         JANUARY 31, 2005, 2004 AND 2003

1.  OPERATIONS

Brazauro Resources Corporation, formerly known as Jaguar Resources Corporation, ("the Company") was incorporated in 1986 in British Columbia, Canada, and has been engaged in the acquisition and exploration of mineral properties with the potential for economically recoverable reserves. During fiscal 2005 and 2004 the Company pursued gold exploration opportunities that have large scale potential, with prospects in South America as the primary focus. Prior to fiscal 2004, the Company had concentrated its efforts primarily on the acquisition and exploration of mineral properties with the potential for economically recoverable diamonds. See Note 4 for further discussion of the Company's mineral property interests.

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

GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company anticipates that cash and cash equivalents as of January 31, 2005 will be sufficient to satisfy the Company's cash needs for general and administrative expenses during fiscal 2006. The Company has incurred operating losses and will require additional cash to obtain new leases and fund exploration activities during fiscal 2006. If continued financial support or additional financing is not available, there would be doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may be required in the event that the Company is unable to realize its assets and settle its liabilities in the normal course of operations.

All  amounts  are  in  Canadian  dollars  unless  noted  otherwise.

2.  CHANGE  IN  ACCOUNTING  POLICY

The Company adopted the fair value recognition provisions of the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3870 "Stock-Based Compensation and Other Stock-Based Payments", for stock-based compensation awards granted to employees. This accounting policy, adopted for the 2005 fiscal year, was applied retroactively with restatement for all stock options granted after February 1, 2002. As a result of the adoptions, Contributed Surplus increased from amounts previously reported by $158,357 and $368,829 as of January 31, 2003 and 2004, respectively. Additionally, General and Administrative Expenses and Deficit increased by $158,357 and $407,478 for the years ended January 31, 2003 and 2004, respectively, for a cumulative adjustment of $565,835.

3.  SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada and comply in all material respects with United States generally accepted accounting principles except as discussed in
Note  16.

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (IN CANADIAN DOLLARS)

                         JANUARY 31, 2005, 2004 AND 2003

3.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

FOREIGN  CURRENCY  TRANSLATION

Transactions denominated in United States dollars or other foreign currencies during a year are translated at exchange rates prevailing at the date of the transaction. Exchange gains or losses resulting from such translations are included in the determination of net loss. Translation adjustments resulting from the process of translating monetary assets and liabilities of United States and Brazilian wholly owned subsidiaries into Canadian dollars are included in the determination of net loss. Property and equipment of the United States and Brazilian wholly owned subsidiaries are translated into Canadian dollars at exchange rates prevailing at the date of the expenditure.

CASH  AND  CASH  EQUIVALENTS

Cash and cash equivalents includes money market instruments with a maturity of three months or less.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

As of January 31, 2005 and 2004, the fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities including amounts due to and from related parties approximates carrying values because of the short term of these instruments.

MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

Direct acquisitions, evaluation and exploration expenditures are capitalized, reduced by related sundry income, to be amortized over the recoverable mineral reserves if a property is commercially developed. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written off. Interest is capitalized on properties upon the commencement of active evaluation and preproduction activities, if significant. During the three-year period ended January 31, 2005, no interest was capitalized.

The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. Write-downs totaling $3,141,726 were recorded in fiscal 2003.

OTHER  PROPERTY,  PLANT  AND  EQUIPMENT

Buildings, equipment and other are depreciated on a straight-line basis over useful lives ranging from 3 to 25 years. The diamond recovery plant (the "Plant"), sold during fiscal 2004, became fully operational in April 1994 and was depreciated on a straight-line basis over its estimated useful life of seven years.

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (IN CANADIAN DOLLARS)

                         JANUARY 31, 2005, 2004 AND 2003

3.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

ASSET  RETIREMENT  OBLIGATIONS

Effective  February  1,  2004,  the  Company  adopted  the recommendations under
Section 3110, Asset Retirement Obligations, of the Canadian Institute of Chartered Accountants Handbook ("Section 3110"). Section 3110 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of the asset.

These recommendations require that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. When the liability is initially recorded, the cost is capitalized by increasing the carrying amount of the long-lived asset. Upon settlement of the liability, a gain or loss is recorded. This differs from the prior practice that involved accruing for the estimated reclamation and closure liability through charges to the statement of operations over the life of the asset.

The adoption of this section had no material impact on these financial statements. An amount of $142,554 previously recorded for reclamation reserves has been reclassified from accounts payable to asset retirement obligations (Note 4).

INCOME  TAXES

The Company files a separate Canadian income tax return. The Company's United States subsidiaries file a consolidated United States income tax return. Income taxes are calculated using the liability method of accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate future income tax liabilities or assets. The future income tax liabilities or assets are measured using tax rates and laws expected to apply in the periods that the temporary differences are expected to reverse. Valuation allowances are provided where net future income tax assets are not more likely than not to be realized.

LOSS  PER  COMMON  SHARE

Basic loss per share is calculated using the weighted average number of shares issued and outstanding during the year. The Company follows the treasury stock method in the calculation of diluted loss per share. No shares were added to the weighted average number of common shares outstanding during the years ended January 31, 2005, 2004, or 2003 for the dilutive effect of employee stock options and warrants as they were all anti-dilutive.

STOCK  BASED  COMPENSATION

The  Company  has a stock-based compensation plan, which is described in Note 8.
The Company uses the fair-value based method to account for all stock-based payments to employees and non-employees granted after February 1, 2002 by measuring the compensation cost of the stock-based payments using the Black-Scholes option-pricing model. The fair value of the stock-based compensation is recorded as a charge to net earnings based on the vesting period with a credit to contributed surplus. Upon exercise of the stock options, consideration paid by the option holder, together with the amount previously recognized in contributed surplus, is recorded as an increase to share capital.

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (IN CANADIAN DOLLARS)

                         JANUARY 31, 2005, 2004 AND 2003

3.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results may differ from those estimates.

COMPARATIVE  AMOUNTS

Certain comparative amounts have been reclassified to conform with presentation for the current year.

4.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

The Company cannot guarantee title to all of its Properties as the Properties may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. The Company does not maintain title insurance on its properties.

BRAZIL  PROPERTIES

Tocantinzinho  Properties

In August 2003 the Company entered into an option to acquire exploration rights to a total of 28,275 hectares in the Tapaj s gold district in Para State, Brazil under an option agreement with two individuals. The option agreement entitles the Company to acquire a 100% interest in the exploration rights to such area (referred to herein as the "Tocantinzinho Properties") over a four-year period in consideration for the staged payment of US$465,000, the staged issuance of 2,600,000 shares of the Company and the expenditure of $1,000,000 (U.S.) on exploration ($300,000 (U.S.) by July 31, 2004). The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and $75,000 (U.S.). The Company made the second option payment, consisting of 200,000 common shares of the Company and $30,000 (U.S.), in February 2004. In August 2004, the Company made the third option payment of 200,000 common shares of the Company and $40,000 (U.S.).

As of January 31, 2005, the total commitment remaining under the option agreement is as follows (all amounts are in U.S. dollars): $40,000 and 200,000 common shares of the Company, $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2006, 2007 and 2008 fiscal years, respectively.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to the owners of the mineral rights of the Tocantinzinho Properties (the "Underlying Agreements") totaling $1,600,000 (U.S.) over a four-year period. At January 31, 2005, the remaining payment commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $120,000, $160,000 and $1,205,000 in fiscal years 2006, 2007 and
2008, respectively. The Company made payments totaling $35,000 (U.S.) and $80,000 (U.S.) in respect of the Underlying Agreements during fiscal 2004 and 2005, respectively. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of $7,000 (U.S.) per month which expired during fiscal 2005. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.), respectively, discussed above. During

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (IN CANADIAN DOLLARS)

                         JANUARY 31, 2005, 2004 AND 2003

4.  MINERAL PROPERTIES AND DEFERRED EXPENDITURES (CONTINUED)

fiscal 2005 the Company met the requirement under the option agreement to expend a total of $300,000 (U.S.) and met the requirement to expend $1,000,000 (U.S.) on exploration. The Company has met its first year commitments under the option agreement, and the option agreement is cancelable by the Company without further obligations.

The optionors are entitled to a sliding scale gross revenues royalty ranging from 2.5% for gold prices below $400 (U.S.) per ounce to 3.5% for gold prices in excess of $500 (U.S.) per ounce. The Company has filed applications for exploration licenses with the regulatory authorities in Brazil and has received final approval on several claim areas. The Company anticipates it will receive final approval on the remaining claim areas in fiscal 2006.

In May 2004 the Company applied for exploration permits for an additional 16,000 hectares adjacent to the above Tocantinzinho Properties. The Company has agreed to make payments totaling $300,000 (U.S.) over a period of approximately four years to an individual as a finder's fee related to this 16,000 hectare property. This additional property is not subject to the option agreement and therefore is not subject to the royalty.

Mamoal  Property

The Company entered into an option agreement under which it may acquire the exploration license to the 10,000 hectare Mamoal Property, located 30 kilometers southeast of the Company's Tocantinzinho Properties, in December 2003. The Company has an option to earn 100% of the Mamoal Property by payment of a total of $300,000 (U.S.) over three and one half years. The Company may terminate the option agreement at any time without further obligation. An initial $10,000
(U.S.) payment was made by the Company in December 2003, and the exploration research license has been transferred to Jaguar Resources do Brasil Ltda. During fiscal 2005, the Company made payments under the option agreement totaling $25,000 (U.S.). The remaining option payments are as follows (all amounts are in U.S. dollars): $45,000, $65,000, and $155,000 in fiscal years ending January 31, 2006, 2007 and 2008, respectively. The Company may acquire the Mamoal Property at any time by accelerating the option payments. The Company has received the exploration license from the Brazilian regulatory authority.

Batalha  Property

In September, 2004 the Company applied for an exploration license to the 9800 hectare Batalha Property, located in the Tapaj s gold province in northern Brazil. The property, host to a well known "garimpo" or artisanal mine, lies at the western end of the Tocantinzinho trend.

The Company has agreed to pay the original holder of artisanal mining rights of Batalha, who controls over 1,700 hectares lying within the exploration license and directly over the Batalha zone, the equivalent of approximately $91,000 Canadian dollars in Brazilian reals over a 42 month period with a buyout after 4 years of $250,000 (U.S.) (if the project is deemed economic by the Company) and an additional sum based on the number of ounces of gold in the proven and probable (or measured and indicated) categories at Batalha as set out in a pre-feasibility or feasibility study. The per ounce payment amount ranges in a sliding scale from US$1 per ounce for the first one million ounces up to $10 (U.S.) per ounce for each ounce over four million ounces. The 9,800 hectare exploration license lies over top of this area, covering extensions to north, south and west. If after four years the Company, in its sole opinion, has not found an economic ore body, the area and all collected data will be returned to the vendor.

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (IN CANADIAN DOLLARS)

                         JANUARY 31, 2005, 2004 AND 2003

4.  MINERAL PROPERTIES AND DEFERRED EXPENDITURES (CONTINUED)

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

In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company's lease on the property through October 31, 2003. The Company allowed the lease to expire effective November 1, 2003. The Plant was dismantled by the third party and removed from the American Lease during fiscal 2004.

The Company recorded a reserve for leasehold reclamation costs during the quarter ended April 30, 2003 of approximately $70,000, representing the estimated costs of the Company's obligation to restore the Arkansas properties to their original condition prior to lease expiration and to perform reclamation activities as required by Arkansas regulatory authorities. The reserve for leasehold reclamation was adjusted during the fourth quarter of fiscal 2004 to $142,554 representing the estimated net present value of the recognized asset retirement obligation at January 31, 2005 based on a total future liability of $150,000. The Company expects to complete the restoration during fiscal 2006. The Company used a credit adjusted risk free rate of 3% to calculate the net present value of the asset retirement obligation.

Mineral  properties  and  deferred  expenditures  were  as  follows:

                                          BALANCE AT                          BALANCE AT
                                          JANUARY 31   IMPAIRED               JANUARY 31
                                             2003     ADDITIONS   WRITE-OFFS    2004
                                          ----------  ----------  ----------  ----------
Brazilian Properties
   Tocantinzinho Properties
        Acquisition costs . . . . . . .       $   -   $ 527,345      $    -   $ 527,345
        Exploration costs:
           Drilling . . . . . . . . .        .    -      40,422           -      40,422
           Field expenses . . . . . . .           -      76,045           -      76,045
           Geological . . . . . . . . .           -      57,321           -      57,321
                                          ----------  ----------  ----------  ----------
         Total exploration costs. . . .           -     173,788           -     173,788
                                          ----------  ----------  ----------  ----------
         Total Tocantinzinho Properties           -     701,133           -     701,133

   Mamoal Property:
        Acquisition costs . . . . . .        .    -      13,150           -      13,150
        Exploration costs . . . . . .        .    -           -           -           -
                                          ----------  ----------  ----------  ----------
        Total Mamoal Property . . . . .           -      13,150           -      13,150
                                          ----------  ----------  ----------  ----------
Total acquisition costs . . . . . . .        .    -     540,495           -     540,495
Total exploration costs . . . . . . .        .    -     173,788           -     173,788
                                          ----------  ----------  ----------  ----------
Total costs . . . . . . . . . . . . . .       $   -   $ 714,283       $   -   $ 714,283
                                          ==========  ==========  ==========  ==========

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (IN CANADIAN DOLLARS)

                         JANUARY 31, 2005, 2004 AND 2003

4.  MINERAL PROPERTIES AND DEFERRED EXPENDITURES (CONTINUED)

                                           BALANCE AT                                BALANCE AT
                                           JANUARY 31                  IMPAIRED      JANUARY 31
                                              2004       ADDITIONS     WRITE-OFFS       2005
                                          ------------  ------------  ------------  ------------
Brazilian Properties
   Tocantinzinho Properties:
        Acquisition costs . . . . .      .  $ 527,345     $ 515,632        $    -   $ 1,042,977
        Exploration costs:
           Drilling . . . . . . . . . .        40,422       566,912             -       607,334
           Field expenses . . . .     . . .    76,045       625,191             -       701,236
           Geological . . . . . . . .          57,321       124,124             -       181,445
           Assay. . . . . . . . . . . .             -       111,870             -       111,870
                                          ------------  ------------  ------------  ------------
         Total exploration costs. . . .       173,788     1,428,097             -     1,601,885
                                          ------------  ------------  ------------  ------------
         Total Tocantinzinho Properties       701,133     1,943,729             -     2,644,862

   Mamoal Property:
        Acquisition costs . . . . .            13,150        32,138             -        45,288
        Exploration costs:
           Field expenses . . . . . . .             -       105,258             -       105,258
           Geological . . . . . . . . .             -        10,901             -        10,901
           Assay. . . . . . . . .     . . .         -         4,138             -         4,138
                                          ------------  ------------  ------------  ------------
         Total exploration costs. . . .             -       120,297             -       120,297
                                          ------------  ------------  ------------  ------------
         Total Mamoal Property. . . . .        13,150       152,435             -       165,585

   Batalha Property
        Acquisition costs . . . . . . .             -         7,299             -         7,299
        Exploration costs . . .     . . . .         -             -             -             -
                                          ------------  ------------  ------------  ------------
                                                    -         7,299             -         7,299
                                          ------------  ------------  ------------  ------------
Total acquisition costs . . . . . . . .       540,495       555,069             -     1,095,564
Total exploration costs . . . .     . . . .   173,788     1,548,394             -     1,722,182
                                          ------------  ------------  ------------  ------------
Total costs . . . . . . . . . . . .  .      $ 714,283   $ 2,103,463         $   -   $ 2,817,746
                                          ============  ============  ============  ============


5.  DEBENTURES

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

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (In Canadian Dollars)

                        JANUARY 31, 2005, 2004, AND 2003

5.  DEBENTURES  (CONTINUED)

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

6.  SHARE  CAPITAL

Effective September 8, 2004 the Company increased its authorized capital from 100,000,000 common shares without par value to an unlimited number of common shares without par value.

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

On September 18, 2002, the Company completed a private placement of 2,819,774 units at a price of $0.20 per unit, each unit consisting of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants had an expiration date of September 18, 2004. The Company received a total of $563,955 during fiscal 2003 representing subscriptions for the private placement. Included in that amount was a total of $85,240 representing subscriptions for 426,200 units by three of the Company's directors. During fiscal year 2005, all 2,819,774 common share warrants were exercised, and the Company received total exercise proceeds of $704,943.

In November 2004, the Company completed a private placement of 2,112,500 common shares of the Company at a price of $0.85 per share and received proceeds totaling $1,795,625. In consideration for assistance with the private placement, the Company paid finders' fees of $96,950 in cash and issued 113,000 share purchase warrants entitling the finders to purchase 113,000 common shares of the Company at $1.05 per share until November 2, 2005. In March, 2005, a

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (In Canadian Dollars)

                        JANUARY 31, 2005, 2004, AND 2003

6.  SHARE CAPITAL  (CONTINUED)

holder of the share purchase warrants elected to exercise 44,635 warrants and the Company received proceeds of approximately $47,000.

In December 2004, the Company completed a private placement of 2,150,000 common shares of the Company at a price of $1.00 per share and received proceeds of $2,150,000.

7.  STOCK  OPTION  PLAN

The Company maintains a stock option plan for its directors, officers and employees and may issue up to 7,000,000 options. In July, 2004 the Company's shareholders approved an amendment to its stock option plan to increase the number of shares reserved for issuance from 4,000,000 to 7,000,000. Under the terms of the plan, the exercise price of each option equals the closing market price of the Company's stock on the date of grant. Any consideration paid by the optionee on the exercise of options is credited to share capital. Through July 2002 all options were immediately vested and generally have a term of five years. The options granted subsequent to July 2002 are subject to vesting requirements (25% on the date of grant and 12.5% on each quarter end thereafter).

The activity in common stock option grants outstanding for the prior three fiscal years is as follows:

                                  2005                2004                 2003
                          -------------------  -------------------  -------------------
                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                                     Exercise             Exercise             Exercise
                            Number    Price      Number    Price     Number     Price
                          ---------  --------  ---------  --------  ---------  --------
Outstanding, beginning
  of year. . . . . . . .  4,449,053    $0.31   1,946,429    $0.24   1,475,000    $0.26
Granted. . . . . . . . .  3,807,376     1.01   4,387,000     0.30   1,145,000     0.22
Exercised. . . . . . . .  1,638,571     0.29   1,884,376     0.23     570,000     0.27
Expired. . . . . . . . .     14,286     0.24           -        -     103,571     0.24
                          ---------  --------  ---------  --------  ---------  --------
Outstanding, end of year  6,603,572    $0.72   4,449,053    $0.31   1,946,429    $0.24
                          =========  ========  =========  ========  =========  ========
Exercisable, end of year  4,051,822    $0.61   1,796,241    $0.28   1,946,429    $0.24
                          =========  ========  =========  ========  =========  ========

The following table summarizes information about stock options outstanding at January 31, 2005:


 NUMBER OUTSTANDING
 AT JANUARY 31,2005      ISSUE DATE          EXPIRATION DATE     EXERCISE PRICE
       2,857             May 4, 2000. . . .    May 4, 2005            0.24
      14,286        September 27, 2000     September 27, 2005         0.24
      14,286            May 11, 2001 . . .     May 11, 2006           0.24
      47,143         January 31, 2002 .     January 31, 2007          0.28
      78,375        September 26, 2002     September 26, 2007         0.18
     448,421           March 6, 2003. . .     March 6, 2008           0.10
     897,012          August 14, 2003. .     August 14, 2008          0.30
     700,066         October 21, 2003 .      October 21, 2008         0.40
     143,750         November 26, 2003.     November 26, 2008         0.49
     450,000         December 17, 2003.     December 17, 2008         0.42
     950,000           June 11, 2004. . .     June 11, 2009           0.92
   2,327,376           July 29, 2004. . .     July 29, 2009           1.02
     530,000         November 19, 2004.     November 19, 2009         1.10


                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (In Canadian Dollars)

                         JANUARY 31, 2005, 2004 AND 2003

8.  STOCK  BASED  COMPENSATION

Stock-based compensation related to options granted to employees and non-employees increased the following expenses in the consolidated financial statements (as restated) of the Company in 2005, 2004 and 2003:

                           2005        2004       2003
                        ----------   --------   --------

Consulting              $  131,367   $ 54,403   $      -
Salary . .               1,991,916    407,478    158,357
                        ----------   --------   --------
                        $2,123,283   $461,881   $158,357
                        ==========   ========   ========

These amounts have also been recorded as contributed surplus on the balance sheet.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                     2005        2004         2003
Expected dividend yield . .           0%           0%           0%
Expected volatility . . . .          160%         161%         141%
Risk-free interest rate . .          4.00%        3.00%        5.25%
Expected life . . . . . . .        3.5 years    3.5 years    3.5 years
Weighted average fair value
  of options granted. . . .         $ 0.75       $ 0.26       $ 0.19

9.  INCOME  TAXES

A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Company's effective income tax expense (recovery) is as follows:

                                                  YEARS ENDED JANUARY
                                           2005          2004          2003
                                       ------------  ------------  ------------
Statutory rates . . . . . . . . . . .        35.62%        37.62%        39.62%
Net loss for the year . . . . . . . .  $(3,741,155)  $(1,199,406)  $(4,468,492)

Income tax at statutory rates . . . .   (1,333,000)     (451,000)   (1,770,000)
Increase (decrease) in taxes from:
     Non-deductible items . . . . . .      770,000       174,000        63,000
     Differences in foreign tax rates      225,000       525,000       142,000
     Effect of change in tax rate . .       56,000        53,000       133,000
     Benefit of losses not recognized      282,000      (301,000)    1,432,000
                                       ------------  ------------  ------------
                                       $         -   $         -   $         -
                                       ============  ============  ============

Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's future tax assets as of January 31 are as follows:

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (In Canadian Dollars)

                         JANUARY 31, 2005, 2004 AND 2003

9.  INCOME TAXES (CONTINUED)


                                                    JANUARY 31
                                               2005           2004
                                           -------------  ------------
FUTURE INCOME TAX ASSETS
Operating loss carryforwards. . . . . . .  $ 10,119,000   $ 9,650,000
Property and equipment. . . . . . . . . .       174,000       193,000
Share issue cost. . . . . . . . . . . . .        28,000             -
Valuation allowance for future tax assets   (10,321,000)   (9,843,000)
                                           -------------  ------------
                                           $          -   $         -
                                           =============  ============


The Company has available losses for income tax purposes of approximately $30 million, which may be carried forward and applied against future taxable income when earned. Brazilian losses are offset by up to 30% of fiscal profits. United States net operating losses may be limited if more than a 50% ownership change has occurred with respect to any Company included in the consolidated group. If an ownership change has occurred, such losses are limited on an annual basis to the value of the respective Company on the date of change multiplied by the U.S. federal long-term, tax-exempt rate in effect for the period. In addition, some U.S. net operating losses may be subject to other limitations based on taxable income from wholly owned subsidiaries on a stand-alone basis.

The  losses  expire  as  follows:

                      CANADA     UNITED STATES     BRAZIL       TOTAL
                    -----------  -------------  -----------  -----------
                                   (in Canadian dollars)
2006 . . . . . . .  $   121,000  $   236,000    $         -  $   357,000
2007 . . . . . . .      383,000      290,000              -      673,000
2008 . . . . . . .      231,000      301,000              -      532,000
2009 . . . . . . .      134,000       25,000              -      159,000
2010 . . . . . . .      439,000      492,000              -      931,000
2011 . . . . . . .      273,000      164,000              -      437,000
2012 . . . . . . .      448,000    1,557,000              -    2,005,000
2013 . . . . . . .      358,000    4,865,000              -    5,223,000
From 2014 to 2022.            -   17,170,000              -   17,170,000
Indefinitely . . .            -            -      3,222,000    3,222,000
                    -----------  -----------    -----------  -----------
                      2,387,000  $25,100,000     $3,222,000  $30,709,000
                    ===========  ===========    ===========  ===========

At January 31, 2005, the Company has incurred approximately $488,000 of exploration and development costs which may be deducted against future Canadian taxable income subject to certain limitations.

10.  RELATED  PARTY  TRANSACTIONS

The chairman has significant share ownership of the Company. Accounts receivable at January 31, 2005 and 2004 includes $55,900 and $105,758, respectively, receivable from the chairman of the Company. The chairman made net payments to the Company totaling approximately $49,000 during the first quarter of fiscal 2006. Amounts totaling $147,683, $121,957 and $24,681were paid by the Company during fiscal 2005, 2004 and 2003, respectively, to a law firm in which a director is a partner. As of January 31, 2005 an amount of $4,781 (2004 - $5,800, 2003 - $22,082) is due to that law firm. In January
2004, three directors exercised warrants to purchase common stock at an exercise price of $0.25 per share and acquired 477,750, 225,000 and 238,875 common shares, respectively. In September, 2004, three directors exercised warrants to

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (In Canadian Dollars)

                         JANUARY 31, 2005, 2004 AND 2003

10.  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

purchase common shares at an exercise price of $0.25 per share and received 286,200, 100,000, and 40,000 common shares, respectively.

Shares of Jaguar do Brasil, Ltd. are held beneficially for the Company through three representatives of the Company, including a director of the Company and two directors of Jaguar do Brasil, Ltd.

11.  SUBSEQUENT  EVENTS

In the first quarter of fiscal 2006, the Company granted incentive options as follows:

               DATE OF         EXERCISE      EXPIRATION
 NUMBER         GRANT           PRICE           DATE
100,000    February 15, 2005    $1.15     February 15, 2010
600,000     March 22, 2005. .    1.30      March 22, 2010
500,000     April 1, 2005 . .    1.30      April 1, 2010

In the first quarter of fiscal 2006, directors and employees of the Company exercised a total of 600,000 options at prices ranging from $0.10 to $0.40, and the Company received proceeds of $152,623.

12.  COMMITMENTS  AND  CONTINGENCIES

Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On  May  15,  1998,  a  legal action styled James Cairns and Stewart Jackson vs.
                                            ------------------------------------
Texas  Star  Resources  Corporation  d/b/a  Diamond  Star, Inc. was filed in the
    -----------------------------------------------------------
215th Judicial District Court of Harris County, Texas, Cause No. 9822760 wherein the Plaintiffs allege, among other things, that the Company breached contractual agreements and committed fraud by not timely releasing or causing to be released from an escrow account required by Canadian law certain shares of the Company to which Plaintiffs allege that they were entitled to receive in calendar 1995 and, as a result of the Company's alleged actions with respect to the release of such shares, the Plaintiffs sought monetary damages for losses in share value, attorney's fees, court costs, expenses, interest and exemplary damages. Texas Star Resources Corporation was the name of the Company in 1998 and 1999. In 1999, the litigation against the Company in Houston, Harris County, Texas, was dismissed by the court with prejudice, leaving only the claims of James M. Cairns, Jr. pending in British Columbia which is generally described below. The legal action in Texas is similar to one filed against the Company in the Supreme Court of British Columbia, Canada, in August 1996 styled Cause No.
C96493;  James  M. Cairns, Jr. vs. Texas Star Resources Corporation.  In January
         ----------------------------------------------------------
1993, the Plaintiffs were issued common stock of the Company in escrow which shares were to be released based on exploration expenditures by the Company on certain of its properties in Arkansas. The escrow requirements were imposed by the Vancouver Stock Exchange. Plaintiffs requested that all of the shares be released in 1995. At that time the Company believed that the release of said shares when requested by the Plaintiffs was inappropriate due to legal requirements and regulatory concerns. The shares were subsequently released to the Plaintiffs. The Company intends to vigorously defend the allegations of the Plaintiffs in the pending litigation for damages in British Columbia and in Texas (if the case is appealed or refiled) and believes it has meritorious defenses to such claims. No proceedings in the action in British Columbia have been taken by the Plaintiff since March 30, 2000. However, the Company cannot provide any assurances that it will be successful, in whole or in part, with respect to its defense of the claims of the Plaintiffs. If the Company is not successful, any judgment obtained by Plaintiffs could have a material and adverse effect on its financial condition.

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (In Canadian Dollars)

                         JANUARY 31, 2005, 2004 AND 2003

13.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consist  of  the  following:

                              2005        2004        2003
                           ----------  ----------  ----------
  Consulting fees . . . .  $  386,456  $  234,253  $  134,605
  Depreciation expense. .       7,089      18,277      28,924
  Entertainment . . . . .      79,831      29,716      31,884
  Insurance . . . . . . .       1,870         484       7,385
  Office expenses . . . .     181,789      70,587      61,639
  Professional fees . . .     194,247     110,674      68,767
  Rent. . . . . . . . . .      28,757      33,999      32,724
  Repairs and maintenance       2,243      21,400     126,856
  Salary. . . . . . . . .   2,594,363     736,134     582,159
  Shareholder relations .     161,749      51,192      30,126
  Travel. . . . . . . . .     109,082      92,783      41,393
  Utilities . . . . . . .           -       5,150      32,624
                           ----------  ----------  ----------

  Total . . . . . . . . .  $3,747,476  $1,404,649  $1,179,086
                           ==========  ==========  ==========


14.  SUPPLEMENTAL  CASH  FLOW  AND  NON-CASH  INVESTING AND FINANCING DISCLOSURE

                                                           2005        2004        2003
                                                        ----------  ----------  ----------
Supplemental cash flow disclosure:
  Interest paid in cash. . . . . . . . . . . . . . . . .  $      -  $        -  $        -
  Income taxes paid. . . . . . . . . . . . . . . . . . .         -           -           -

Non-cash investing activities:
  Shares issued for mineral properties . . . . . . . .  $  270,000  $  330,000           -

Non-cash financing activities:
  Shares issued for debt . . . . . . . . . . . . . . . .         -  $   20,917           -
  Shares issued for conversion of convertible debentures         -  $1,278,595           -
  Shares issued for interest on convertible debentures .         -  $  335,075           -
  Shares issued for services . . . . . . . . . . . . . .         -           -  $   52,500

15.  SEGMENT  INFORMATION

The Company acquires and explores mineral properties, and these activities are focused principally in North and South America. Geographic segmentation of capital assets is provided in Note 4.

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

The consolidated financial statements have been prepared in accordance with Canadian GAAP which differs in some respects from United States GAAP. The material differences in respect to these financial statements between Canadian and United States GAAP, and their effect on the Company's financial statements, are summarized below.

                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (In Canadian Dollars)

                         JANUARY 31, 2005, 2004 AND 2003

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (continued)

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

The significant differences in the consolidated statements of loss relative to US GAAP were:

                                                           2005          2004          2003
                                                       ------------  ------------  ------------
Net loss in accordance with Canadian GAAP . . . . . .  $(3,741,155)  $(1,199,406)  $(4,468,492)
Deduct:
Deferred exploration expenditures capitalized
 during the period. . . . . . . . . . . . . . . . . .   (1,548,394)     (173,788)            -
Add:
Deferred exploration expenditures written off in the
 period that would have been expensed in a prior
 period.. . . . . . . . . . . . . . . . . . . . . . .            -             -     1,697,164
                                                       ------------  ------------  ------------
Net loss in accordance with United States GAAP. . . .  $(5,289,549)  $(1,373,194)  $(2,771,328)
                                                       ============  ============  ============
Basic and diluted net loss per share (United States
GAAP) . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.14)  $     (0.06)  $     (0.17)
                                                       ============  ============  ============
Weighted average shares outstanding (United States
 GAAP). . . . . . . . . . . . . . . . . . . . . . . .   38,949,937    21,349,766    16,439,454
                                                       ============  ============  ============


The significant differences in the consolidated balance sheet relative to US GAAP were:

                                                              2005         2004
                                                          ------------  -----------
Shareholders' equity - Canadian GAAP . . . . . . . . . .  $ 6,133,038   $2,449,715
Mineral properties and deferred exploration expenditures   (1,722,182)    (173,788)
                                                          ------------  -----------
Shareholders' equity - United States GAAP. . . . . . . .  $ 4,410,856   $2,275,927
                                                          ============  ===========


                         BRAZAURO RESOURCES CORPORATION
                     (FORMERLY JAGUAR RESOURCES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (In Canadian Dollars)

                         JANUARY 31, 2005, 2004 AND 2003

16. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (continued)

                                                              2005         2004
                                                          ------------  -----------
Mineral properties and deferred exploration expenditures
- Canadian GAAP. . . . . . . . . . . . . . . . . . . . .  $ 2,817,746   $ 714,283
Mineral properties and deferred exploration expenditures
 expensed per United States GAAP . . . . . . . . . . . .   (1,722,182)   (173,788)
                                                          ------------  -----------
Acquisition costs of mineral properties - United States
GAAP . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,095,564   $ 540,495
                                                          ============  ===========


The significant differences in the consolidated statement of cash flows relative to US GAAP were:

                                                                   Years ended January 31,
                                                              2005          2004          2003
                                                          ------------  ------------  ------------
NET CASH USED IN OPERATIONS
Canadian GAAP. . . . . . . . . . . . . . . . . . . . . .  $(1,597,363)  $  (941,050)  $  (985,901)
Mineral properties and deferred exploration expenditures   (1,548,394)     (173,788)     (197,374)
                                                          ------------  ------------  ------------
US GAAP. . . . . . . . . . . . . . . . . . . . . . . . .   (3,145,757)   (1,114,838)   (1,183,275)
                                                          ------------  ------------  ------------

NET CASH USED IN INVESTING ACTIVITIES
Canadian GAAP. . . . . . . . . . . . . . . . . . . . . .   (1,845,562)     (384,283)     (201,253)
Mineral properties and deferred exploration expenditures    1,548,394       173,788       197,374
                                                          ------------  ------------  ------------
US GAAP. . . . . . . . . . . . . . . . . . . . . . . . .     (297,168)     (210,495)       (3,879)
                                                          ------------  ------------  ------------

NET CASH USED IN INVESTING ACTIVITIES
Canadian GAAP and U.S. GAAP. . . . . . . . . . . . . . .    5,031,195     3,301,762       717,412
                                                          ------------  ------------  ------------


Warrants  Issued

Under United States GAAP, the fair value of the 113,000 warrants issued to brokers related to the private placement in November 2004 would be recorded as Warrants of $33,000 in Shareholders' Equity as of January 31, 2005, and Common Shares would be reduced by $33,000 to $41,664,174 as of January 31, 2005. The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: expected dividend yield, 0%, expected volatility, 115%; risk-free interest rate, 2.9%. expected life of warrant, 1 year.

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