Form 10-Q
period 2005-04-30
BRAZAURO RESOURCES CORP
filed 2005-06-15
CIK 908177

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C.  20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  April  30,  2005

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

Shares  of  Registrant's Common Stock outstanding as of June 9, 2005: 45,527,208



                         BRAZAURO RESOURCES CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                           PAGE
PART I.  Financial Information

Item 1.     Financial Statements

     Consolidated Balance Sheets - January 31, 2005
       and April 30, 2005 (Unaudited). . . . . . . . . . . . . . . . . . .   1

     Interim Consolidated Statements of Operations - Three Months Ended
       April 30, 2005 and 2004 (Unaudited) . . . . . . . . . . . . . . . .   2

     Interim Consolidated Statements of Shareholders' Equity
       - January 31, 2004, January 31, 2005 and April 30, 2005 (Unaudited)   3

     Interim Consolidated Statements of Cash Flows - Three Months
       Ended April 30, 2005 and 2004 (Unaudited) . . . . . . . . . . . . .   4

     Notes to Interim Consolidated Financial Statements (Unaudited) -
       April 30, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . .   5


Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations. . . . . . . . . . . . . . . . .  13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk . .  15

Item 4.     Controls and Procedures. . . . . . . . . . . . . . . . . . . .  15

PART II.     Other Information.

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  15

Item 2.     Changes in Securities and Use of Proceeds. . . . . . . . . . .  16

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . . . .  16

Item 4.     Submission of Matters to a Vote of Security Holders. . . . . .  16

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . .  16

Item 6.     Exhibits and Reports on Form 8-K.. . . . . . . . . . . . . . .  16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16





                            BRAZAURO RESOURCES CORPORATION
                        CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                   April 30, 2005    January 31, 2005
                                                  ----------------  ------------------
                                                        (In Canadian Dollars)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . .  $     2,937,137   $       3,557,214
   Accounts receivable . . . . . . . . . . . . .           88,122              87,443
                                                  ----------------  ------------------
Total current assets . . . . . . . . . . . . . .        3,025,259           3,644,657
                                                  ----------------  ------------------
Property and equipment, at cost:
  Mineral properties and deferred
    expenditures (Note 2). . . . . . . . . . . .        3,126,295           2,817,746
  Equipment and other. . . . . . . . . . . . . .           58,279              80,887
  Accumulated depreciation . . . . . . . . . . .          (21,367)            (70,561)
                                                  ----------------  ------------------
Total property and equipment, at cost. . . . . .        3,163,207           2,828,072
                                                  ----------------  ------------------

Other assets . . . . . . . . . . . . . . . . . .            7,415               8,874
                                                  ----------------  ------------------
Total assets . . . . . . . . . . . . . . . . . .  $     6,195,881   $       6,481,603
                                                  ================  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities . . .  $       130,895   $         206,011
  Asset retirement obligations . . . . . . . . .          142,395             142,554
                                                  ----------------  ------------------
Total current liabilities. . . . . . . . . . . .          273,290             348,565
                                                  ----------------  ------------------

Commitments and contingencies (Note 4)
Shareholders' equity:
  Common share capital, no par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 45,517,208
       (44,869,716 at January 31, 2005) (Note 3)       41,869,737          41,536,205
  Contributed surplus (Note 6) . . . . . . . . .        2,863,696           2,131,304
  Deficit                                             (38,810,842)        (37,534,471)
                                                  ----------------  ------------------
Total shareholders' equity . . . . . . . . . . .        5,922,591           6,133,038
                                                  ----------------  ------------------
Total liabilities and shareholders' equity . . .  $     6,195,881   $       6,481,603
                                                  ================  ==================

See accompanying notes.



                         BRAZAURO RESOURCES CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three  Months  Ended  April  30,
                                                    2005          2004
                                                ------------  ------------
                                                  (In Canadian Dollars)
Revenues:
  Interest income. . . . . . . . . . . . . . .  $    13,885   $       234
  Gain on sale of equipment. . . . . . . . . .        1,202             -
                                                ------------  ------------
                                                     15,087           234
                                                ------------  ------------
Expenses:
  General and administrative (Notes 5 and 6) .    1,314,926       479,307
  Finance charges. . . . . . . . . . . . . . .        6,204         3,150
  Foreign exchange translation (gains) losses.      (29,672)      (37,910)
                                                ------------  ------------
                                                  1,291,458       444,547
                                                ------------  ------------
Net loss before provision for income taxes . .   (1,276,371)     (444,313)
                                                ------------  ------------
Provision for income taxes . . . . . . . . . .            -             -
                                                ------------  ------------
Net loss for the period. . . . . . . . . . . .  $(1,276,371)  $  (444,313)
                                                ============  ============

Basic and diluted net loss per common share. .  $     (0.03)  $     (0.01)

Weighted-average common shares outstanding . .   45,195,594    36,064,427
 See accompanying notes.


                                          BRAZAURO RESOURCES CORPORATION
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                               (In Canadian Dollars)
                                                                                                          Total
                                                 Common Shares           Contributed                   Shareholders'
                                             Number          Amount        Surplus        Deficit         Equity
                                        --------------  ------------  ---------------  -------------  --------------
Balance at January 31, 2004 . .            35,748,871   $ 35,819,799  $      423,232   $(33,793,316)  $ 2,449,715
Issued for cash, net of share
  issue cost. . . . . . . . . .             4,262,500      3,848,675               -              -     3,848,675
Issued for property acquisition               400,000        270,000               -              -       270,000
Issued on exercise of warrants.             2,819,774        704,943               -              -       704,943
Stock-based compensation. . . .                     -              -       2,123,283              -     2,123,283
Issued on exercise of stock
  options . . . . . . . . . . .             1,638,571        892,788        (415,211)             -       477,577
Net loss for the year . . . . .                     -              -               -     (3,741,155)   (3,741,155)
                                        --------------  ------------  ---------------  -------------  ------------
Balance at January 31, 2005 . .            44,869,716     41,536,205       2,131,304    (37,534,471)    6,133,038
Issued on exercise of warrants.                44,635         46,867               -              -        46,867
Stock-based compensation. . . .                     -              -         865,748              -       865,748
Issued on exercise of stock
  options . . . . . . . . . . .               602,857        286,665        (133,356)             -       153,309
Net loss for the period . . . .                     -              -               -     (1,276,371)   (1,276,371)
                                        --------------  ------------  ---------------  -------------  ------------
Balance at April 30, 2005 . . .            45,517,208   $ 41,869,737  $    2,863,696   $(38,810,842)  $ 5,922,591
                                        ==============  ============  ===============  =============  ============
See accompanying notes.



                         BRAZAURO RESOURCES CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Three Months Ended April 30,
                                                       2005         2004
                                                  -------------  --------------
                                                     (In Canadian Dollars)
Operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . .  $(1,276,371)  $ (444,313)
  Items not affecting cash:
     Depreciation . . . . . . . . . . . . . . . .        1,880        4,528
     Gain on sale of equipment. . . . . . . . . .       (1,202)           -
     Stock based compensation (Note 6). . . . . .      865,748      155,270
                                                   ------------  -----------
                                                      (409,945)    (284,515)
                                                   ------------  -----------
  Changes in noncash working capital:
     Accounts receivable. . . . . . . . . . . . .        2,037      (54,629)
     Accounts payable and accrued liabilities . .      (77,843)      54,382
                                                   ------------  -----------
                                                       (75,806)        (247)
                                                   ------------  -----------
Net cash used in operating activities . . . . . .     (485,751)    (284,762)

Investing activities:
  Mineral property acquisition and exploration. .     (308,549)    (411,854)
  Equipment and other . . . . . . . . . . . . . .      (28,466)      (7,708)
                                                   ------------  -----------
Net cash used in investing activities . . . . . .     (337,015)    (419,562)
                                                   ------------  -----------

Financing activities:
  Proceeds from issuances of common shares. . . .      200,176       62,500
  Proceeds from sale of equipment . . . . . . . .        1,202            -
                                                   ------------  -----------
Net cash provided by financing activities . . . .      201,378       62,500
Effect of exchange rate changes on cash . . . . .        1,311        5,524
                                                   ------------  -----------
Decrease in cash and cash equivalents.                (620,077)    (636,300)
Cash and cash equivalents, beginning of period. .    3,557,214    1,982,536
                                                   ------------  -----------
Cash and cash equivalents, end of period. . . . .  $ 2,937,137   $1,346,236
                                                   ============  ===========


See accompanying notes.
See Note 9 for supplemental cash flow disclosure and non-cash investing and financing activities.


                         BRAZAURO RESOURCES CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              (IN CANADIAN DOLLARS)

                             APRIL 30, 2005 AND 2004

1.  BASIS  OF  OPERATIONS

Brazauro Resources Corporation ("the Company") is engaged in the business of exploring for and, if warranted, developing mineral properties. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles and comply in all material respects with United States generally accepted accounting principles except as discussed in Note 7. The consolidated financial statements are presented in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by Canadian and United States generally accepted accounting principles for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006.

SIGNIFICANT  ESTIMATES

The nature of the Company's operations results in significant expenditures for the acquisition and exploration of properties. None of the Company's properties have been proven to have economically recoverable reserves or proven reserves at the current stage of exploration. The recoverability of the carrying value of mineral properties and deferred expenditures is dependent upon a number of factors including the existence of recoverable reserves, the ability of the Company to obtain financing to renew leases and continue exploration and development, and the discovery of recoverable reserves.

GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company anticipates that cash and cash equivalents as of April 30, 2005 will be sufficient to satisfy the Company's cash needs for general and administrative expenses during the remaining three quarters of fiscal 2006. The Company has incurred operating losses and will require additional cash to obtain new leases and fund exploration activities during the remaining three quarters of fiscal 2006. If continued financial support or additional financing is not available, there would be doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may be required in the event that the Company is unable to realize its assets and settle its liabilities in the normal course of operations.

Certain amounts in the financial statements for the quarter ended April 30, 2004 have been reclassified to conform to the presentation as of April 30, 2005.

All amounts are in Canadian dollars unless noted otherwise. For further information, refer to the consolidated financial statements and footnotes thereto.

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             APRIL 30, 2005 AND 2004

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES

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

As of April 30, 2005, the total commitment remaining under the option agreement is as follows (all amounts are in U.S. dollars): $40,000 and 200,000 common shares of the Company, $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2006, 2007 and 2008 fiscal years, respectively.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to the owners of the mineral rights of the Tocantinzinho Properties (the "Underlying Agreements") totaling $1,600,000 (U.S.) over a four-year period. At April 30, 2005, the remaining payment commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $65,000, $160,000 and $1,205,000 in fiscal years 2006, 2007 and
2008, respectively. The Company made payments totaling $35,000 (U.S.), $80,000 and $55,000 (U.S.) in respect of the Underlying Agreements during fiscal 2004, 2005 and 2006, respectively. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of $7,000 (U.S.) per month which expired during fiscal 2005. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.), respectively, discussed above. During fiscal 2005 the Company met the requirement under the option agreement to expend a total of $300,000 (U.S.) and met the requirement to expend $1,000,000 (U.S.) on exploration. The Company has met its first year commitments under the option agreement, and the option agreement is cancelable by the Company without further obligations.

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

In May 2004 the Company applied for exploration permits for an additional 16,000 hectares adjacent to the above Tocantinzinho Properties. The Company has agreed to make payments totaling $300,000 (U.S.) over a period of approximately four

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             APRIL 30, 2005 AND 2004

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)

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

            (This portion of the page is intentionally left blank.)

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             APRIL 30, 2005 AND 2004

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)

Mineral  properties  and  deferred  expenditures  were  as  follows:

                                         BALANCE AT                           BALANCE AT
                                         JANUARY 31               IMPAIRED     APRIL 30,
                                            2005     ADDITIONS   WRITE-OFFS      2005


Brazilian Properties
   Tocantinzinho Properties:
        Acquisition costs . . . . . . .  $1,042,977    $ 95,827     $    -   $1,138,804
        Exploration costs:
           Drilling . . . . . . . . . .     607,334          -           -      607,334
           Field expenses . . . . . . .     701,236     112,886          -      814,122
           Geological . . . . . . . . .     181,445      24,079          -      205,524
           Assay. . . . . . . . . . . .     111,870      28,574          -      140,444
                                         ----------  ----------  ----------  ----------
         Total exploration costs. . . .   1,601,885     165,539          -    1,767,424
                                         ----------  ----------  ----------  ----------
         Total Tocantinzinho Properties   2,644,862     261,366          -    2,906,228
                                         ----------  ----------  ----------  ----------

   Mamoal Property:
        Acquisition costs . . . . . . .      45,288          -           -       45,288
        Exploration costs:
           Field expenses . . . . . . .     105,258      26,836          -      132,094
           Geological . . . . . . . . .      10,901      14,954          -       25,855
           Assay. . . . . . . . . . . .       4,138          -           -        4,138
                                         ----------  ----------  ----------  ----------
         Total exploration costs. . . .     120,297      41,790          -      162,087
                                         ----------  ----------  ----------  ----------
         Total Mamoal Property. . . . .     165,585      41,790          -      207,375

   Batalha Property
        Acquisition costs . . . . . . .       7,299       5,393          -       12,692
        Exploration costs . . . . . . .           -          -           -           -
                                         ----------  ----------  ----------  ----------
                                              7,299       5,393          -       12,692
                                         ----------  ----------  ----------  ----------
Total acquisition costs . . . . . . . .   1,095,564     101,220          -    1,196,784
Total exploration costs . . . . . . . .   1,722,182     207,329          -    1,929,511
                                         ----------  ----------  ----------  ----------
Total costs . . . . . . . . . . . . . .  $2,817,746    $308,549     $    -   $3,126,295
                                         ==========  ==========  ==========  ==========


3.  SHARE  CAPITAL

On September 18, 2002, the Company completed a private placement of 2,819,774 units at a price of $0.20 per unit, each unit consisting of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants had an expiration date of September 18, 2004. The Company received a total of $563,955 during fiscal 2003 representing subscriptions for the private placement. Included in that amount was a total of $85,240 representing subscriptions for 426,200 units by three of the Company's directors. During the quarter ended April 30, 2004, 250,000 common share warrants were exercised, and the Company received total exercise proceeds of $62,500. During the last three quarters of fiscal year 2005, the remaining 2,569,774 common share warrants were exercised, and the Company received additional exercise proceeds of $642,443.

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

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             APRIL 30, 2005 AND 2004

3.  SHARE CAPITAL (CONTINUED)

In December 2004, the Company completed a private placement of 2,150,000 common shares of the Company at a price of $1.00 per share and received proceeds of $2,150,000.

In the first quarter of fiscal 2006, the Company granted incentive options as follows:

                  DATE OF            EXERCISE     EXPIRATION
NUMBER.            GRANT              PRICE          DATE
100,000     February 15, 2005        $ 1.15     February 15, 2010
600,000       March 22, 2005           1.30       March 22, 2010
500,000       April 1, 2005            1.30       April 1, 2010

As of April 30, 2005, the Company had a total of 7,200,715 common stock options outstanding at prices ranging from $0.10 to $1.30. A total of 203,572 options included in that total are subject to shareholder approval prior to exercise. In the first quarter of fiscal 2006, employees, directors and consultants of the Company exercised a total of 602,857 common share options at prices ranging from $0.10 to $0.40, and the Company received exercise proceeds of $153,309. In May 2005 the Company issued to a director 300,000 common share options with an exercise price of $1.25. The 300,000 options expire on May 31, 2010 and are subject to shareholder approval prior to exercise.

4.  COMMITMENTS  AND  CONTINGENCIES

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

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             APRIL 30, 2005 AND 2004

5.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consisted  of  the  following:

                      Three Months Ended April 30,
                      ----------------------------
                            2005        2004
                         ----------  ----------
Consulting fees . . . .  $  128,526    $ 77,349
Depreciation expense. .       1,880       4,528
Entertainment . . . . .      17,770       4,564
Office expenses . . . .      68,423      22,852
Professional fees . . .      59,360      23,657
Rent. . . . . . . . . .       8,622       7,022
Repairs and maintenance       3,747           -
Salary. . . . . . . . .     966,334     263,999
Shareholder relations .      22,723      53,500
Travel. . . . . . . . .      37,541      21,836
                         ----------  ----------
  Total . . . . . . . .  $1,314,926    $479,307
                         ==========  ==========


6.  STOCK  BASED  COMPENSATION

Stock-based compensation related to options granted to employees and non-employees increased the following expenses in the consolidated financial statements of the Company in the three months ended April 30, 2005 and 2004:

                      THREE MONTHS ENDED
                          APRIL  30,
                        2005      2004
Consulting            $ 56,299    $ 25,017
Salary . .             809,449     130,253
                    ----------  ----------
Total. . .            $865,748    $155,270
                    ==========  ==========


These amounts have also been recorded as contributed surplus on the balance sheet.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                 2006        2005
Expected dividend yield . .       0%           0%
Expected volatility . . . .      150%         160%
Risk-free interest rate . .      3.64%        4.00%
Expected life . . . . . . .     3 years    3.5 years
Weighted average fair value
  of options granted. . . .     $ 1.05      $ 0.86

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             APRIL 30, 2005 AND 2004

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

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

The significant differences in the consolidated statements of loss relative to US GAAP were:

                                                                       Three months ended
                                                                            April  30
                                                                    --------------------------
                                                                        2005          2004
                                                                    ------------  ------------
Net loss in accordance with Canadian GAAP. . . . . . . . . . .   .  $(1,276,371)  $  (444,313)
Deduct:
  Deferred exploration expenditures capitalized during the period.     (207,329)     (344,298)
                                                                    ------------  ------------
Net loss in accordance with United States GAAP . . . . . . . .   .  $(1,483,700)  $  (788,611)
                                                                    ============  ============

Basic and diluted net loss per share (United States GAAP). . .   .  $     (0.03)  $     (0.02)
                                                                    ============  ============
Weighted average shares outstanding (United States GAAP) . . .   .   45,195,594    36,064,427
                                                                    ============  ============

The significant differences in the consolidated balance sheet relative to US GAAP were:

                                                            April 30,     January 31,
                                                              2005          2005
                                                          ------------  ------------
Shareholders' equity - Canadian GAAP . . . . . . . . . .  $ 5,922,591   $ 6,133,038
Mineral properties and deferred exploration expenditures   (1,929,511)   (1,722,182)
                                                          ------------  ------------
Shareholders' equity - United States GAAP. . . . . . . .  $ 3,993,080   $ 4,410,856
                                                          ============  ============

Mineral properties and deferred exploration expenditures
- Canadian GAAP. . . . . . . . . . . . . . . . . . . . .  $ 3,126,295   $ 2,817,746
Mineral properties and deferred exploration expenditures
 expensed per United States GAAP . . . . . . . . . . . .   (1,929,511)   (1,722,182)
                                                          ------------  ------------
Acquisition costs of mineral properties - United States
 GAAP. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,196,784   $ 1,095,564
                                                          ============  ============

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             APRIL 30, 2005 AND 2004

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

The significant differences in the consolidated statement of cash flows relative to US GAAP were:

                                                            Three months ended
                                                                April  30,
                                                             2005        2004
                                                          ----------  ----------
NET CASH USED IN OPERATIONS
Canadian GAAP. . . . . . . . . . . . . . . . . . . . . .  $(485,751)  $(284,762)
Mineral properties and deferred exploration expenditures   (207,329)   (344,298)
                                                          ----------  ----------
US GAAP. . . . . . . . . . . . . . . . . . . . . . . . .   (693,080)   (629,060)
                                                          ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES
Canadian GAAP. . . . . . . . . . . . . . . . . . . . . .   (337,015)   (419,562)
Mineral properties and deferred exploration expenditures    207,329     344,298
                                                          ----------  ----------
US GAAP. . . . . . . . . . . . . . . . . . . . . . . . .   (129,686)    (75,264)
                                                          ----------  ----------

NET CASH USED IN FINANCING ACTIVITIES
Canadian GAAP and U.S. GAAP. . . . . . . . . . . . . . .    201,378      62,500
                                                          ----------  ----------

8.  RELATED  PARTY  TRANSACTIONS

The chairman has significant share ownership of the Company. Accounts receivable at April 30, 2005 and January 31, 2005 includes $3,650 and $55,900, respectively, receivable from the chairman of the Company. Amounts totaling $37,388 and $147,683 were paid by the Company during the first quarter of fiscal 2006 and fiscal 2005, respectively, to a law firm in which a director is a partner. As of January 31, 2005 an amount of $4,781 was due to that law firm.

9.  SUPPLEMENTAL  CASH  FLOW  AND  NON-CASH  INVESTING  AND FINANCING DISCLOSURE

                                    Three months ended
                                       April  30,
                                    ------------------
                                        2005    2004
                                    ------------------
Supplemental cash flow disclosure:
  Interest paid in cash. . . . . . . .  $   -  $     -
  Income taxes paid. . . . . . . . . .      -        -

Non-cash investing activities:
  Shares issued for mineral properties  $   -  $70,000

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

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
               -----------------------------------------------------------------
               RESULTS  OF  OPERATIONS
               -----------------------

     Results of Operations - For the Three Month Periods Ended April 30, 2005 and 2004

     All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of June 9, 2005 the exchange rate is $1.00 (Canadian) = $0.7969 (U.S.)

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

     The Company has had no significant revenues from mining operations. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company's existing Properties are gold prospects in Brazil, as discussed in Note 3, which were acquired during fiscal 2004 and 2005. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management's estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs.

     The Company's mineral properties and deferred expenditures increased to $3,126,295 at April 30, 2005 from $2,817,746 at January 31, 2005 as a result of acquisition costs totaling $101,220 and exploration costs totaling $207,329 related to the activities on the Company's Brazilian Properties as further described in Note 3. The increases were primarily due to the acquisition and exploration efforts of the Company related to its Tocantinzinho Properties.

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

     In fiscal 2005 the Company carried out a regional soil auger sampling program on its Mamoal Property, in conjunction with channel-sampling of old pits and rock-chip sampling. The results were so encouraging that grid soil auger sampling has been planned for the 2006 fiscal year followed by drilling of the best anomalies.

     The Company's revenues during the first quarters of fiscal 2006 and 2005 were primarily comprised of interest income and gains on sales of equipment. The Company has not received any revenues from mining operations since inception.

     General and administrative expenses totaled approximately $1,315,000 during the first quarter of fiscal 2006 as compared to approximately $479,000 during the first quarter of fiscal 2005, representing an increase of approximately $836,000 or 175%. Included in general and administrative expenses during the first quarters of fiscal 2006 and 2005 were approximately $866,000 and $155,000, respectively, of stock compensation expense recorded using the fair value method, which was an increase of approximately $711,000 in stock compensation expense from fiscal 2005 to fiscal 2006. The remaining increase in general and administrative expenses was primarily related to the increased activities surrounding the exploration program underway in Brazil during fiscal 2006.

     The Company anticipates that general and administrative expenses during the remaining three quarters of fiscal 2006 will increase from the level experienced in the first quarter of fiscal 2006. The Company expects to incur additional consulting and exploration expenditures related to the Brazilian Properties as drilling activities commenced in the second quarter of fiscal 2006 on the Company's Tocantinzinho Properties.

FINANCIAL  CONDITION;  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of April 30, 2005, the Company had working capital of $2,751,969 as compared to working capital of $3,296,092 at January 31, 2005. At April 30, 2005, the Company had current assets of $3,025,259, including $2,937,137 in cash and $88,122 in accounts receivable compared to total current liabilities of $273,290.

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

     During the quarter ended April 30, 2005, the Company received cash proceeds of $153,309 representing the exercise of 602,857 stock options, respectively, by officers, directors, employees and consultants at exercise prices from $0.10 to $0.40.

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

     The Company has no properties that have proven to be commercially developable and has no significant revenues from mining operations. The rights and interests in the Tocantinzinho, Mamoal and Batalha Properties in Brazil constitute the Company's current mineral holdings. The Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct additional exploration activities on new prospects. The Company intends to seek additional equity financing during fiscal 2006, including the potential exercise of outstanding options. The inability of the Company to raise further equity financing will adversely affect the Company's business plan, including its ability to acquire additional properties and perform exploration activities on existing properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company's limited and speculative asset base of exploration properties and prospects

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
             -----------------------------------------------------------------

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

     PART  II.  OTHER  INFORMATION

     ITEM  1.  LEGAL  PROCEEDINGS.
               -------------------

     Except as described in "Part I - Item 1 - Financial Information - Note 4 of Notes to Interim Consolidated Financial Statements (Unaudited)" which description is incorporated in its entirety by this reference into this part, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

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

                                           BRAZAURO  RESOURCES  CORPORATION
                                          (Registrant)


     Dated:  June  14,  2005           By:  /s/  Mark  E.  Jones,  III
                                            --------------------------
                                            MARK  E.  JONES,  III
                                            Chairman
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