Form 10-Q
period 2005-07-31
BRAZAURO RESOURCES CORP
filed 2005-09-14
CIK 908177

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C.  20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  July  31,  2005

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

Shares  of  Registrant's  Common  Stock  outstanding  as  of  September 9, 2005:
52,897,645



                           BRAZAURO RESOURCES CORPORATION
                                      FORM 10-Q
                                  TABLE OF CONTENTS

                                                                                 PAGE

PART I.  Financial Information

Item 1.     Financial Statements

     Consolidated Balance Sheets - January 31, 2005
     and July 31, 2005 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .   1

     Interim Consolidated Statements of Operations - Three and Six Months Ended
     July 31, 2005 and 2004 (Unaudited). . . . . . . . . . . . . . . . . . . . .   2

     Interim Consolidated Statements of Shareholders' Equity
     January 31, 2004, January 31, 2005 and July 31, 2005 (Unaudited). . . . . .   3

     Interim Consolidated Statements of Cash Flows - Three and Six Months
     Ended July 31, 2005 and 2004 (Unaudited). . . . . . . . . . . . . . . . . .   4

     Notes to Interim Consolidated Financial Statements (Unaudited) -
     July 31, 2005 and 2004. . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . .     . . . . . . . . . . . . .  13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk . . . . .  15

Item 4.     Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .  15

PART II.     Other Information.

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds. . . . .  16

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .  16

Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . .  16

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 6.     Exhibits and Reports on Form 8-K.. . . . . . . . . . . . . . . . . .  17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17




                            BRAZAURO RESOURCES CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                   July 31, 2005    January 31, 2005
                                                  ---------------  ------------------
                                                    (Unaudited)        (Audited)
                                                          (In Canadian Dollars)
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . .    $  9,699,250       $  3,557,214
   Accounts receivable . . . . . . . . . . . . .          89,830             87,443
                                                   --------------     --------------
Total current assets . . . . . . . . . . . . . .       9,789,080          3,644,657
                                                   --------------     --------------
Property and equipment, at cost:
  Mineral properties and deferred
    expenditures (Note 2). . . . . . . . . . . .       4,279,029          2,817,746
  Equipment and other. . . . . . . . . . . . . .          70,561             80,887
  Accumulated depreciation . . . . . . . . . . .         (27,587)           (70,561)
                                                   --------------     --------------
Total property and equipment, at cost. . . . . .       4,322,003          2,828,072
                                                   --------------     --------------

Other assets . . . . . . . . . . . . . . . . . .           7,232              8,874
                                                   --------------     --------------
Total assets . . . . . . . . . . . . . . . . . .    $ 14,118,315       $  6,481,603
                                                   ==============     ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities . . .    $    247,490       $    206,011
  Asset retirement obligations . . . . . . . . .         130,844            142,554
                                                   --------------     --------------
Total current liabilities. . . . . . . . . . . .         378,334            348,565
                                                   --------------     --------------

Commitments and contingencies (Note 4)
Shareholders' equity:
  Common share capital, no par value:
     Authorized shares - 100,000,000
     Issued and outstanding shares - 47,869,073
       (44,869,716 at January 31, 2005) (Note 3)      44,406,592         41,536,205
  Share subscriptions received (Note 10) . . . .       6,866,600                  -
  Contributed surplus (Note 6) . . . . . . . . .       3,273,070          2,131,304
  Deficit. . . . . . . . . . . . . . . . . . . .     (40,806,281)       (37,534,471)
                                                   --------------     --------------
Total shareholders' equity . . . . . . . . . . .      13,739,981          6,133,038
                                                   --------------     --------------
Total liabilities and shareholders' equity . . .    $ 14,118,315       $  6,481,603
                                                   ==============     ==============

See accompanying notes.



                                    BRAZAURO RESOURCES CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         (In Canadian Dollars)

                                                Three Months Ended July 31,  Six Months Ended July 31,
                                                    2005          2004          2005          2004
                                                ------------  ------------  ------------  ------------
Revenues:
  Interest income. . . . . . . . . . . . . . .  $    11,211   $        76   $    25,096   $       310
  Gains on sale equipment. . . . . . . . . . .            -             -         1,202             -
                                                ------------  ------------  ------------  ------------
                                                     11,211            76        26,298           310
                                                ------------  ------------  ------------  ------------

Expenses:
  General and administrative (Notes 5 and 6) .    1,947,267     1,238,694     3,262,193     1,718,001
  Finance charges. . . . . . . . . . . . . . .        6,068         1,460        12,272         4,610
  Foreign exchange translation (gains) losses.       53,315        18,053        23,643       (19,857)
                                                  2,006,650     1,258,207     3,298,108     1,702,754
                                                ------------  ------------  ------------  ------------
Loss before provision for income taxes . . . .   (1,995,439)   (1,258,131)   (3,271,810)   (1,702,444)
Provision for income taxes . . . . . . . . . .            -             -             -             -
                                                ------------  ------------  ------------  ------------
Net loss for the period. . . . . . . . . . . .  $(1,995,439)  $(1,258,131)  $(3,271,810)  $(1,702,444)
                                                ============  ============  ============  ============

Basic and diluted net loss per common share. .  $     (0.04)  $     (0.03)  $     (0.07)  $     (0.05)

Weighted-average common shares outstanding . .   45,839,724    37,135,474    45,522,997    36,449,791


 See accompanying notes.




                                                  BRAZAURO RESOURCES CORPORATION
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                                      (In Canadian Dollars)

                                                                      Share                                           Total
                                           Common Shares          Subscriptions     Contributed                    Shareholders'
                                      Number           Amount        Received         Surplus         Deficit         Equity
                                  --------------  --------------  --------------  --------------  --------------  --------------
Balance at January 31, 2004 . .      35,748,871    $ 35,819,799    $          -    $    423,232    $(33,793,316)   $  2,449,715
Issued for cash, net of share
  issue cost. . . . . . . . . .       4,262,500       3,848,675               -               -               -       3,848,675
Issued for property acquisition         400,000         270,000               -               -               -         270,000
Issued on exercise of warrants.       2,819,774         704,943               -               -               -         704,943
Stock-based compensation. . . .               -               -               -       2,123,283               -       2,123,283
Issued on exercise of stock
  options . . . . . . . . . . .       1,638,571         892,788               -        (415,211)              -         477,577
Net loss for the year . . . . .               -               -               -               -      (3,741,155)     (3,741,155)
                                  --------------  --------------  --------------  --------------  --------------  --------------
Balance at January 31, 2005 . .      44,869,716      41,536,205               -       2,131,304     (37,534,471)      6,133,038
Issued for property acquisition         200,000         400,000               -               -               -         400,000
Issued on exercise of warrants.          79,000          82,950               -               -               -          82,950
Share subscriptions received. .               -               -       6,866,600               -               -       6,866,600
Stock-based compensation. . . .               -               -               -       2,248,934               -       2,248,934
Issued on exercise of stock
  options . . . . . . . . . . .       2,720,357       2,387,437               -      (1,107,168)              -       1,280,269
Net loss for the period . . . .               -               -               -               -      (3,271,810)     (3,271,810)
                                  --------------  --------------  --------------  --------------  --------------  --------------
Balance at July 31, 2005. . . .      47,869,073    $ 44,406,592    $  6,866,600  $    3,273,070    $(40,806,281)   $ 13,739,981
                                  ==============  ==============  ==============  ==============  ==============  ==============

See accompanying notes.



                                    BRAZAURO RESOURCES CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Three Months Ended July 31,  Six Months Ended July 31,
                                                   2005          2004          2005          2004
                                               ------------  ------------  ------------  ------------
                                                                (In Canadian Dollars)
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . .  $(1,995,439)  $(1,258,131)  $(3,271,810)  $(1,702,444)
Adjustments to reconcile net income (loss)
  to net cash used in operations:
    Depreciation. . . . . . . . . . . . . . .        6,220         1,150         8,100         5,678
    Gain on sale of equipment . . . . . . . .            -             -        (1,202)            -
    Stock based compensation (Note 6) . . . .    1,383,186       855,880     2,248,934     1,011,150
Changes in noncash working capital:
    Accounts receivable . . . . . . . . . . .       (5,217)      (26,169)       (3,180)      (80,798)
    Accounts payable and accrued liabilities.      111,285       131,871        33,442       186,253
                                               ------------  ------------  ------------  ------------
Net cash used in operating activities . . . .     (499,965)     (295,399)     (985,716)     (580,161)
                                               ------------  ------------  ------------  ------------
INVESTING ACTIVITIES
Mineral property acquisition and
  exploration . . . . . . . . . . . . . . . .     (752,734)     (627,926)   (1,061,283)   (1,039,780)
Equipment and other . . . . . . . . . . . . .      (12,282)            -       (40,748)       (7,708)
                                               ------------  ------------  ------------  ------------
Net cash used in investing activities . . . .     (765,016)     (627,926)   (1,102,031)   (1,047,488)
                                               ------------  ------------  ------------  ------------
FINANCING ACTIVITIES
Proceeds from issuances of common
  shares. . . . . . . . . . . . . . . . . . .    1,163,043       385,616     1,363,219       448,116
Proceeds from subscriptions received. . . . .    6,866,600             -     6,866,600             -
Proceeds from sale of equipment . . . . . . .            -             -         1,202             -
                                               ------------  ------------  ------------  ------------
Net cash provided by financing activities . .    8,029,643       385,616     8,231,021       448,116
Effect of exchange rate changes on cash . . .       (2,549)       (6,768)       (1,238)       (1,244)
                                               ------------  ------------  ------------  ------------

Increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . .    6,762,113      (544,477)    6,142,036    (1,180,777)
Cash and cash equivalents, beginning of
  period. . . . . . . . . . . . . . . . . . .    2,937,137     1,346,236     3,557,214     1,982,536
                                               ------------  ------------  ------------  ------------
Cash and cash equivalents, end of period. . .  $ 9,699,250   $   801,759   $ 9,699,250   $   801,759
                                               ============  ============  ============  ============


See accompanying notes.
See Note 9 for supplemental cash flow disclosure and non-cash investing and financing activities.


                         BRAZAURO RESOURCES CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              (IN CANADIAN DOLLARS)

                             JULY 31, 2005 AND 2004

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

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006.

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

Certain amounts in the financial statements for the quarter ended July 31, 2004 have been reclassified to conform to the presentation as of July 31, 2005.

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

BRAZILIAN  PROPERTIES

Tocantinzinho  Properties

In August 2003 the Company entered into an option to acquire exploration rights to a total of 28,275 hectares in the Tapaj s gold district in Para State, Brazil under an option agreement with two individuals. The option agreement entitles the Company to acquire a 100% interest in the exploration rights to such area (referred to herein as the "Tocantinzinho Properties") over a four-year period in consideration for the staged payment of US$465,000, the staged issuance of

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             JULY 31, 2005 AND 2004

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)

2,600,000 shares of the Company and the expenditure of $1,000,000 (U.S.) on exploration ($300,000 (U.S.) by July 31, 2004). The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and $75,000 (U.S.). The Company made the second option payment, consisting of 200,000 common shares of the Company and $30,000 (U.S.), in February 2004. In August 2004 and July 2005, the Company made the third and fourth option payments, both consisting of 200,000 common shares of the Company and $40,000 (U.S.).

As of July 31, 2005, the total commitment remaining under the option agreement is as follows (all amounts are in U.S. dollars): $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2007 and 2008 fiscal years, respectively.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to the owners of the mineral rights of the Tocantinzinho Properties (the "Underlying Agreements") totaling $1,600,000 (U.S.) over a four-year period. At July 31, 2005, the remaining payment commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $65,000, $160,000 and $1,205,000 in fiscal years 2006, 2007 and
2008, respectively. The Company made payments totaling $35,000 (U.S.), $80,000 and $55,000 (U.S.) in respect of the Underlying Agreements during fiscal 2004, 2005 and 2006, respectively. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of $7,000 (U.S.) per month which expired during fiscal 2005. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.), respectively, discussed above. During fiscal 2005 the Company met the requirement under the option agreement to expend a total of $300,000 (U.S.) and met the requirement to expend $1,000,000 (U.S.) on exploration. The Company has met its first year commitments under the option agreement, and the option agreement is cancelable by the Company without further obligations.

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

Mamoal  Property

The Company entered into an option agreement under which it may acquire the exploration license to the 10,000 hectare Mamoal Property, located 30 kilometers southeast of the Company's Tocantinzinho Properties, in December 2003. The Company has an option to earn 100% of the Mamoal Property by payment of a total of $300,000 (U.S.) over three and one half years. The Company may terminate the option agreement at any time without further obligation. An initial $10,000
(U.S.) payment was made by the Company in December 2003, and the exploration research license has been transferred to Jaguar Resources do Brasil Ltda. During fiscal 2005 and 2006, the Company made payments under the option agreement totaling $25,000 (U.S.) and $20,000 (U.S.), respectively. The remaining option payments are as follows (all amounts are in U.S. dollars):
$25,000, $65,000, and $155,000 in fiscal years ending January 31, 2006, 2007 and
2008, respectively. The Company may acquire the Mamoal Property at any time by accelerating the option payments. The Company has received the exploration license from the Brazilian regulatory authority.

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             JULY 31, 2005 AND 2004

2.  MINERAL  PROPERTIES  AND  DEFERRED  EXPENDITURES  (CONTINUED)

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

Mineral  properties  and  deferred  expenditures  were  as  follows:

                                          BALANCE AT                            BALANCE AT
                                          JANUARY 31                IMPAIRED     JULY 31,
                                            2005      ADDITIONS    WRITE-OFFS      2005
                                         ----------   ----------   ----------   ----------
Brazilian Properties
   Tocantinzinho Properties:
        Acquisition costs . . . . . . .  $1,042,977   $  544,742   $       -    $1,587,719
        Exploration costs:
           Drilling . . . . . . . . . .     607,334      238,931           -       846,265
           Field expenses . . . . . . .     701,236      312,198           -     1,013,434
           Geological . . . . . . . . .     181,445       98,745           -       280,190
           Assay. . . . . . . . . . . .     111,870       36,853           -       148,723
                                         ----------   ----------   ----------   ----------
         Total exploration costs. . . .   1,601,885      686,727           -     2,288,612
                                         ----------   ----------   ----------   ----------
         Total Tocantinzinho Properties   2,644,862    1,231,469           -     3,876,331

   Mamoal Property:
        Acquisition costs . . . . . . .      45,288       25,110           -        70,398
        Exploration costs:
           Field expenses . . . . . . .     105,258      108,340           -       213,598
           Geological . . . . . . . . .      10,901       90,865           -       101,766
           Assay. . . . . . . . . . . .       4,138          106           -         4,244
                                         ----------   ----------   ----------   ----------
         Total exploration costs. . . .     120,297      199,311           -       319,608
                                         ----------   ----------   ----------   ----------
         Total Mamoal Property. . . . .     165,585      224,421           -       390,006

   Batalha Property
        Acquisition costs . . . . . . .       7,299        5,393            -       12,692
        Exploration costs . . . . . . .           -            -            -            -
                                         ----------   ----------   ----------   ----------
                                              7,299        5,393            -       12,692
                                         ----------   ----------   ----------   ----------
Total acquisition costs . . . . . . . .   1,095,564      575,245            -    1,670,809
Total exploration costs . . . . . . . .   1,722,182      886,038            -    2,608,220
                                         ----------   ----------   ----------   ----------
Total costs . . . . . . . . . . . . . .  $2,817,746   $1,461,283   $        -   $4,279,029
                                         ==========   ==========   ==========   ==========


                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             JULY 31, 2005 AND 2004

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

In November 2004, the Company completed a private placement of 2,112,500 common shares of the Company at a price of $0.85 per share and received proceeds totaling $1,795,625. In consideration for assistance with the private placement, the Company paid finders' fees of $96,950 in cash and issued 113,000 share purchase warrants entitling the finders to purchase 113,000 common shares of the Company at $1.05 per share until November 2, 2005. In the first two quarters of fiscal 2006, a holder of the share purchase warrants elected to exercise 79,000 warrants and the Company received proceeds of $82,950.

In December 2004, the Company completed a private placement of 2,150,000 common shares of the Company at a price of $1.00 per share and received proceeds of $2,150,000.

In the first two quarters of fiscal 2006, the Company granted incentive options as follows:


                  DATE OF           EXERCISE     EXPIRATION
  NUMBER. .        GRANT             PRICE          DATE
 100,000 .  February 15, 2005      $  1.15     February 15, 2010
 600,000 .    March 22, 2005          1.30       March 22, 2010
 500,000 .    April 1, 2005           1.30       April 1, 2010
 300,000 .     May 31, 2005           1.25        May 31, 2010
2,000,000     July 21, 2005           2.00       July 21, 2010

As of July 31, 2005, the Company had a total of 7,383,215 common stock options outstanding at prices ranging from $0.18 to $2.00. In the first two quarters of fiscal 2006, employees, directors and consultants of the Company exercised a total of 2,720,357 common share options at prices ranging from $0.10 to $1.30, and the Company received exercise proceeds of $1,280,269.

4.  COMMITMENTS  AND  CONTINGENCIES

Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On  May  15,  1998,  a  legal action styled James Cairns and Stewart Jackson vs.
                                            ------------------------------------
Texas Star Resources Corporation d/b/a Diamond Star, Inc. was filed in the 215th
    -----------------------------------------------------
Judicial District Court of Harris County, Texas, Cause No. 9822760 wherein the Plaintiffs allege, among other things, that the Company breached contractual agreements and committed fraud by not timely releasing or causing to be released from an escrow account required by Canadian law certain shares of the Company to which Plaintiffs allege that they were entitled to receive in calendar 1995 and, as a result of the Company's alleged actions with respect to the release of such shares, the Plaintiffs sought monetary damages for losses in share value,

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             JULY 31, 2005 AND 2004

4.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

5.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General  and  administrative  expenses  consisted  of  the  following:


                            Three Months Ended July 31,    Six Months Ended July 31,
                                   2005          2004        2005           2004
                            -----------    -----------    -----------    -----------
Consulting fees . . . . . .  $   91,282     $  104,330     $  219,808     $  181,679
Depreciation expense. . . .       6,220          1,151          8,100          5,679
Entertainment . . . . . . .      19,077          6,416         36,847         10,980
Insurance . . . . . . . . .      21,000          1,945         21,000          1,945
Office expenses . . . . . .      40,368         51,225        108,791         74,077
Professional fees . . . . .      69,068          9,804        128,428         33,461
Rent. . . . . . . . . . . .       8,020          5,194         16,642         12,216
Repairs and maintenance . .       2,989              -          6,736              -
Salary. . . . . . . . . . .   1,541,850        981,204      2,508,184      1,245,203
Shareholder relations . . .      84,357         47,433        107,080        100,933
Travel. . . . . . . . . . .      63,036         29,992        100,577         51,828
                            -----------    -----------    -----------    -----------
  Total . . . . . . . . . .  $1,947,267     $1,238,694     $3,262,193     $1,718,001
                            ===========    ===========    ===========    ===========

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             JULY 31, 2005 AND 2004

6.  STOCK  BASED  COMPENSATION

Stock-based compensation related to options granted to employees and non-employees increased the following expenses in the consolidated financial statements of the Company in the three and six months ended July 31, 2005 and 2004:


                             Three Months Ended July 31,   Six Months Ended July 31,
                                 2005           2004          2005           2004
                             -----------    -----------    -----------    -----------
Consulting. . . . . . . . .   $   34,944     $   40,666     $   91,243     $   65,683
Salaries. . . . . . . . . .   1,348,242         815,214      2,157,691        945,467
                             -----------    -----------    -----------    -----------
                              $1,383,186     $  855,880     $2,248,934     $1,011,150
                             ===========    ===========    ===========    ===========

These amounts have also been recorded as contributed surplus on the balance sheet.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                   2006            2005
Expected dividend yield . .         0%              0%
Expected volatility . . . .      146-150%          160%
Risk-free interest rate . .     3.4 to 3.6%        4.00%
Expected life . . . . . . .     2 to 3 years    3.5 years
Weighted average fair value
  of options granted. . . .      $ 1.24          $ 0.86

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

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             JULY 31, 2005 AND 2004

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (continued)

The significant differences in the consolidated statements of loss relative to US GAAP were:

                                                                  Six  months  ended  July  31
                                                                      2005          2004
                                                                  ------------    ------------
Net loss in accordance with Canadian GAAP. . . . . . . . . . . .  $(3,271,810)    $(1,702,444)
Deduct:
Deferred exploration expenditures capitalized during the period.     (886,038)       (910,986)
                                                                  ------------    ------------
Net loss in accordance with United States GAAP . . . . . . . . .  $(4,157,848)    $(2,613,430)
                                                                  ============    ============

Basic and diluted net loss per share (United States GAAP). . . .   $  (0.09)       $  (0.07)
                                                                  ============    ============

Weighted average shares outstanding (United States GAAP) . . . .   45,522,997       36,449,791
                                                                  ============    ============

The significant differences in the consolidated balance sheet relative to US GAAP were:

                                                            July 31,      January 31,
                                                              2005          2005
Shareholders' equity - Canadian GAAP . . . . . . . . . .  $13,739,981     $ 6,133,038
Mineral properties and deferred exploration expenditures   (2,608,220)     (1,722,182)
                                                         ------------    ------------
Shareholders' equity - United States GAAP. . . . . . . .  $11,131,761     $ 4,410,856
                                                         ============    ============
Mineral properties and deferred exploration expenditures
- Canadian GAAP. . . . . . . . . . . . . . . . . . . . .  $ 4,279,029     $ 2,817,746
Mineral properties and deferred exploration expenditures
expensed per United States GAAP. . . . . . . . . . . . .   (2,608,220)     (1,722,182)
Acquisition costs of mineral properties - United States
GAAP . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,670,809     $ 1,095,564
                                                         ============    ============

The significant differences in the consolidated statement of cash flows relative to US GAAP were:

                                                          Six  months  ended July  31,
                                                              2005          2004
NET CASH USED IN OPERATIONS
Canadian GAAP. . . . . . . . . . . . . . . . . . . . . .  $  (985,716)   $  (580,161)
Mineral properties and deferred exploration expenditures     (886,038)      (910,986)
                                                          ------------   ------------
US GAAP. . . . . . . . . . . . . . . . . . . . . . . . .   (1,871,754)    (1,491,147)
                                                          ------------   ------------

NET CASH USED IN INVESTING ACTIVITIES
Canadian GAAP. . . . . . . . . . . . . . . . . . . . . .   (1,102,031)    (1,047,488)
Mineral properties and deferred exploration expenditures      886,038        910,986
                                                          ------------   ------------
US GAAP. . . . . . . . . . . . . . . . . . . . . . . . .     (215,993)      (136,502)
                                                          ------------   ------------

NET CASH USED IN FINANCING ACTIVITIES
Canadian GAAP and U.S. GAAP. . . . . . . . . . . . . . .    8,231,021        448,116
                                                          ------------   ------------

                        BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                             JULY 31, 2005 AND 2004

8.  RELATED  PARTY  TRANSACTIONS

The chairman has significant share ownership of the Company. Accounts receivable at January 31, 2005 includes $55,900 receivable from the chairman of the Company. Amounts totaling $61,243 and $56,639 were paid by the Company during the first quarter of fiscal 2006 and fiscal 2005, respectively, to a law firm in which a director is a partner.

9.  SUPPLEMENTAL  CASH  FLOW  AND  NON-CASH  INVESTING  AND FINANCING DISCLOSURE

                                             Six Months ended
                                                  July 31,
                                            2005        2004
                                         ----------  ----------
Supplemental cash flow disclosure:
  Interest paid in cash. . . . . .   . .  $       -   $       -
  Income taxes paid. . . . . . . .   . .          -           -

Non-cash investing activities:
  Shares issued for mineral properties    $ 400,000   $  70,000

10.  SUBSEQUENT  EVENT

During August 2005 the Company closed a private placement of 5,000,000 units at $1.90 per unit for gross proceeds of $9,500,000. As of July 31, 2005, the Company had received a total of $6,866,600, representing subscriptions for 3,614,000 units. The Company paid a brokerage commission on the placement of $475,000.

Each unit consists of one share and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of the Company at $3.80 for a period of one year. If the shares of the Company trade at $4.80 or higher on each trading day during a thirty day period, the exercise period of the warrants will accelerate and holders will have a period of 30 days thereafter to exercise their warrants, failing which they will expire.

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

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
               -----------------------------------------------------------------
               RESULTS  OF  OPERATIONS
               -----------------------

     Results of Operations - For the Three and Six Month Periods Ended July 31, 2005 and 2004

     All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of September 7 2005 the exchange rate is $1.00 (Canadian) = $0.8435 (U.S.)

     The Company is engaged in the business of exploring for and, if warranted, developing mineral properties and is concentrating its current acquisition and exploration efforts on those properties which the Company believes have large scale gold potential. The Company leases interests in properties located in the Tapaj s Gold District of Brazil's northerly Par State (collectively the "Properties").

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

     The Company's mineral properties and deferred expenditures increased to $4,279,029 at July 31, 2005 from $2,817,746 at January 31, 2005 as a result of acquisition costs totaling $575,245 and exploration costs totaling $886,038 related to the activities on the Company's Brazilian Properties as further described in Note 2. The increases were primarily due to the acquisition and exploration efforts of the Company related to its Tocantinzinho Properties.

     The Company completed a 20 hole diamond drill program (approximately 4000 meters) at the Tocantinzinho Properties during fiscal 2005 in which 19 of 20 holes encountered mineralization. The Company commenced its Phase 3 drilling program at the Tocantinzinho Properties in the second quarter of fiscal 2006. The initial seven holes of the expected thirteen-hole, 3500-meter Phase 3 program intersected significant gold mineralization. Drill results to date indicate a mineralized zone 640 meters in length, by 160 meters width, which remains open along strike to the northwest and the southeast. In addition, the bottom of the mineralized zone has not yet been defined. Additionally, the Company completed both a ground magnetic survey and metallurgical testing of drill core samples of the Tocantinzinho Properties during fiscal 2005 and 2006 and was encouraged by the results. Detailed results of the above testing, including maps of the ground magnetics and drill hole mineralization, are located at the company's website, www.brazauroresources.com.

     In fiscal 2005 the Company carried out a regional soil auger sampling program on its Mamoal Property, in conjunction with channel-sampling of old pits and rock-chip sampling. The results were so encouraging that grid soil auger sampling has been planned for the 2006 fiscal year followed by drilling of the best anomalies.

     The Company's revenues during the three and six month periods ending July 31, 2005 and 2004 were primarily comprised of interest income and gains on sales of equipment. The Company has not received any revenues from mining operations since inception.

     General and administrative expenses for the six months ended July 31, 2005 increased by approximately $1,544,000 or 90% compared to the six months ended July 31, 2004. Included in general and administrative expenses during the first six months of fiscal 2006 and 2005 were approximately $2,249,000 and $1,011,000, respectively, of stock compensation expense recorded using the fair value method, which was an increase of approximately $1,238,000 in stock compensation expense from fiscal 2005 to fiscal 2006. The remaining increase in general and administrative expenses was primarily related to the increased activities surrounding the exploration program underway in Brazil during fiscal 2006.

     General and administrative expenses for the three months ended July 31, 2005 increased by approximately $709,000 or 57% compared to the three months ended July 31, 2004. Approximately $527,000 of this increase consisted of an increase in stock compensation expense, and the remaining increase of $182,000 relates to the commencement of the drilling programs discussed above.

     The Company anticipates that general and administrative expenses during the remaining two quarters of fiscal 2006 will increase from the level experienced in the first two quarters of fiscal 2006. The Company expects to incur additional consulting and exploration expenditures related to the Brazilian Properties as drilling activities commenced in the second quarter of fiscal 2006 on the Company's Tocantinzinho Properties.


FINANCIAL  CONDITION;  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of July 31, 2005, the Company had working capital of $9,410,746 as compared to working capital of $3,296,092 at January 31, 2005. At July 31, 2005, the Company had current assets of $9,789,080, including $9,699,250 in cash and $89,830 in accounts receivable compared to total current liabilities of $378,334.

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

     In November 2004, the Company completed a private placement of 2,112,500 common shares of the Company at a price of $0.85 per share and received proceeds totaling $1,795,625. In consideration for assistance with the private placement, the Company paid finders' fees of $96,950 in cash and issued 113,000 share purchase warrants entitling the finders to purchase 113,000 common shares of the Company at $1.05 per share until November 2, 2005. In the first two quarters of fiscal 2006, a holder of the share purchase warrants elected to exercise 79,000 warrants and the Company received proceeds of $82,950.

     In December 2004, the Company completed a private placement of 2,150,000 common shares of the Company at a price of $1.00 per share and received proceeds of $2,150,000.

     During August 2005 the Company closed a private placement of 5,000,000 units at $1.90 per unit for gross proceeds of $9,500,000. As of July 31, 2005, the Company had received a total of $6,866,600, representing subscriptions for 3,614,000 units. The Company paid a brokerage commission on the placement of $475,000. Each unit consists of one share and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of the Company at $3.80 for a period of one year. If the shares of the Company trade at $4.80 or higher on each trading day during a thirty day period, the exercise period of the warrants will accelerate and holders will have a period of 30 days thereafter to exercise their warrants, failing which they will expire.

     During the six months ended July 31, 2005, employees, directors and consultants of the Company exercised a total of 2,720,357 common share options at prices ranging from $0.10 to $1.30, and the Company received exercise proceeds of $1,280,269.

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

     ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND USE OF PROCEEDS.
               -----------------------------------------------------------------

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

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
               ------------------------------------------------------------

     The Company's Annual General Meeting of Shareholders was held July 26, 2005. The nominees elected as directors at such meeting and the number of shares voted for, against or withholding authority for each director are listed below:

                                        Shares
Director/ Nominee.  In Favor     Against      Withheld    Abstain
------------------  ----------  ----------  -----------  ----------
D. Harry Dobson. .  27,610,388          -         3,786          -
Patrick L. Glazier  27,610,531          -         3,643          -
Brian C. Irwin . .  27,610,388          -         3,786          -
Mark E. Jones, III  27,610,531          -         3,643          -
Daniel B. Leonard.  27,610,531          -         3,643          -
Leendert G. Krol .  27,610,388          -         3,786          -
Roger H. Mitchell.  27,541,781          -        72,393          -
Roger D. Morton. .  27,610,531          -         3,643          -


The following is a brief description of each other matter submitted to vote at such meeting and the number of shares voted for, against or withholding authority:

                                                                 Shares
Description of matter . . . . . . . . . . . .   In Favor    Against   Withheld   Abstain
---------------------------------------------  ----------  ---------  --------  ----------
1.  To fix the number of directors at eight..  27,608,522      5,652         -           -
2.  To appoint Morgan & Co. as auditor. . . .  27,603,382          -     5,792           -
3.  To authorize the directors to fix the
    renumeration to be paid to the auditors.   27,591,732     16,650         -           -
4.  To approve amendments to the
     Company's Stock Option Plan. . . . . . .  15,028,305  1,208,477         -  12,310,461
5.  To transact such other business as may
     properly come before the meeting.. . . .  27,076,159    526,301         -           -


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



                                                BRAZAURO  RESOURCES  CORPORATION
                                               (Registrant)




Dated:  September  14,  2005           by:   /s/  Mark  E.  Jones,  III
                                             --------------------------
                                             MARK  E.  JONES,  III
                                             Chairman
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

                                       18