Form 10-Q
period 2005-10-31
BRAZAURO RESOURCES CORP
filed 2005-12-16
CIK 908177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                              ---------------------  ---------------------

                        Commission File Number: 0-21968


        BRITISH COLUMBIA                                76-0195574
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       [X] Yes   [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                     [ ] Yes   [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                [ ] Yes   [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                           [ ] Yes   [ ] No

Shares of Registrant's Common Stock outstanding as of December 14, 2005:
52,931,645


                                BRAZAURO RESOURCES CORPORATION
                                           FORM 10-Q
                                       TABLE OF CONTENTS

                                                                                          PAGE
PART I.  Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets - January 31, 2005
            and October 31, 2005 (Unaudited) . . . . . . . . . . . . . . . . . . . . . .     1

            Interim Consolidated Statements of Operations - Three and Nine Months Ended
            October 31, 2005 and 2004 (Unaudited). . . . . . . . . . . . . . . . . . . .     2

            Interim Consolidated Statements of Shareholders' Equity
            - January 31, 2004, January 31, 2005 and October 31, 2005 (Unaudited). . . .     3

            Interim Consolidated Statements of Cash Flows - Three and Nine Months
            Ended October 31, 2005 and 2004 (Unaudited). . . . . . . . . . . . . . . . .     4

            Notes to Interim Consolidated Financial Statements (Unaudited) -
            October 31, 2005 and 2004. . . . . . . . . . . . . . . . . . . . . . . . . .     5


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .    14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . .    16

Item 4.     Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . .    16

PART II.    Other Information.

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

Item 1A.    Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds. . . . . . . . .    17

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . .    17

Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . .    17

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

Item 6.     Exhibits and Reports on Form 8-K.. . . . . . . . . . . . . . . . . . . . . .    17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

                             BRAZAURO RESOURCES CORPORATION
                        CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                  October 31, 2005    January 31, 2005
                                                ---------------------------------------
                                                          (In Canadian Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                      $      10,135,776   $       3,557,214
  Accounts receivable                                       32,467              87,443
                                                ---------------------------------------
Total current assets                                    10,168,243           3,644,657
                                                ---------------------------------------
Property and equipment, at cost:
  Mineral properties and deferred
    expenditures (Note 2)                                4,793,277           2,817,746
  Equipment and other                                       72,541              80,887
  Accumulated depreciation                                 (33,619)            (70,561)
                                                ---------------------------------------
Total property and equipment, at cost                    4,832,199           2,828,072
                                                ---------------------------------------

Other assets                                                 8,519               8,874
                                                ---------------------------------------
Total assets                                     $      15,008,961   $       6,481,603
                                                 ======================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities       $          57,351   $         206,011
  Asset retirement obligations                             125,922             142,554
                                                ---------------------------------------
Total current liabilities                                  183,273             348,565
                                                ---------------------------------------

Commitments and contingencies (Note 4)
Shareholders' equity:
  Common share capital, no par value:
    Authorized shares - 100,000,000
    Issued and outstanding shares - 52,931,645
      (44,869,716 at January 31, 2005) (Note 3)         53,432,703          41,536,205
  Contributed surplus (Note 6)                           4,441,328           2,131,304
  Deficit                                              (43,048,343)        (37,534,471)
                                                ---------------------------------------
Total shareholders' equity                              14,825,688           6,133,038
                                                ---------------------------------------
Total liabilities and shareholders' equity       $      15,008,961   $       6,481,603
                                                 ======================================

See accompanying notes.

                                              BRAZAURO RESOURCES CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  (In Canadian Dollars)


                                                    Three Months Ended October 31,       Nine Months Ended October 31,
                                                       2005              2004               2005               2004
                                                -------------------------------------------------------------------------
Revenues:
  Interest income                               $        69,350   $             749   $        94,446   $          1,059
  Gains on sale equipment                                     -                   -             1,202                  -
                                                -------------------------------------------------------------------------
                                                         69,350                 749            95,648              1,059

Expenses:
  General and administrative (Notes 5 and 6)          2,150,313             860,353         5,412,506          2,578,354
  Finance charges                                         9,236              39,118            21,508             43,728
  Foreign exchange translation (gains) losses           151,863               4,430           175,506            (15,427)
                                                -------------------------------------------------------------------------
                                                      2,311,412             903,901         5,609,520          2,606,655
                                                -------------------------------------------------------------------------
Loss before provision for income taxes               (2,242,062)           (903,152)       (5,513,872)        (2,605,596)

Provision for income taxes                                    -                   -                 -                  -
                                                -------------------------------------------------------------------------
Net loss for the period                         $    (2,242,062)  $        (903,152)  $    (5,513,872)  $     (2,605,596)
                                                =========================================================================

Basic and diluted net loss per common share     $         (0.04)  $           (0.02)  $         (0.12)  $          (0.07)

Weighted-average common shares outstanding           52,354,089          38,964,012        47,825,050         37,293,982

See accompanying notes.

                                          BRAZAURO RESOURCES CORPORATION
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                              (In Canadian Dollars)

                                                                                                       Total
                                         Common Shares            Contributed                       Shareholders'
                                     Number         Amount          Surplus          Deficit           Equity
                                 --------------------------------------------------------------------------------
Balance at January 31, 2004         35,748,871  $   35,819,799  $      423,232   $  (33,793,316)  $    2,449,715
Issued for cash, net of share
  issue cost                         4,262,500       3,848,675               -                -        3,848,675
Issued for property acquisition        400,000         270,000               -                -          270,000
Issued on exercise of warrants       2,819,774         704,943               -                -          704,943
Stock-based compensation                     -               -       2,123,283                -        2,123,283
Issued on exercise of stock
  options                            1,638,571         892,788        (415,211)               -          477,577
Net loss for the year                        -               -               -       (3,741,155)      (3,741,155)
                                 --------------------------------------------------------------------------------
Balance at January 31, 2005         44,869,716      41,536,205       2,131,304      (37,534,471)       6,133,038
Issued for property acquisition        200,000         400,000               -                -          400,000
Issued on exercise of warrants         113,000         118,650               -                -          118,650
Issued for cash, net of share
  issue cost                         5,000,000       8,983,554               -                -        8,983,554
Stock-based compensation                     -               -       3,417,192                -        3,417,192
Issued on exercise of stock
  options                            2,748,929       2,394,294      (1,107,168)               -        1,287,126
Net loss for the period                      -               -               -       (5,513,872)      (5,513,872)
                                 --------------------------------------------------------------------------------
Balance at October 31, 2005         52,931,645  $   53,432,703  $    4,441,328   $  (43,048,343)  $   14,825,688
                                 ================================================================================

See accompanying notes.

                                            BRAZAURO RESOURCES CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                               Three Months Ended October 31,        Nine Months Ended October 31,
                                                  2005               2004               2005              2004
                                            -------------------------------------------------------------------------
                                                                      (In Canadian Dollars)
OPERATING ACTIVITIES
Net loss                                    $    (2,242,062)  $        (903,152)  $    (5,513,872)  $     (2,605,596)
Adjustments to reconcile net income
  (loss)  to net cash used in operating
  activities:
    Depreciation                                      6,032                 675            14,132              6,353
    Gain on sale of equipment                             -                   -            (1,202)                 -
    Stock based compensation (Note 6)             1,168,258             500,447         3,417,192          1,511,597
Changes in noncash working capital:
    Accounts receivable                              55,443             (28,503)           52,263           (109,301)
    Accounts payable and accrued
      liabilities                                   (81,473)              8,904            (4,677)          (117,343)
                                            -------------------------------------------------------------------------

Net cash used in operating activities            (1,093,802)           (421,629)       (2,036,164)        (1,314,290)
                                            -------------------------------------------------------------------------
INVESTING ACTIVITIES
Mineral property acquisition and
  exploration                                      (620,105)           (558,874)       (1,724,742)        (1,286,154)
Equipment and other                                  (1,981)                  -           (42,729)            (7,708)
                                            -------------------------------------------------------------------------
Net cash used in investing activities              (622,086)           (558,874)       (1,767,471)        (1,293,862)
                                            -------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuances of common
  shares                                          2,159,511             673,061        10,389,330          1,121,177
Proceeds from sale of equipment                           -                   -             1,202                  -
                                            -------------------------------------------------------------------------
Net cash provided by financing activities         2,159,511             673,061        10,390,532          1,121,177
Effect of exchange rate changes on cash              (7,097)            (10,592)           (8,335)           (11,836)
                                            -------------------------------------------------------------------------
Increase (decrease) in cash and cash
  equivalents                                       436,526            (318,034)        6,578,562         (1,498,811)
Cash and cash equivalents, beginning of
  period                                          9,699,250             801,759         3,557,214          1,982,536
                                            -------------------------------------------------------------------------

Cash and cash equivalents, end of period    $    10,135,776   $         483,725   $    10,135,776   $        483,725
                                            =========================================================================
See accompanying notes.

See Note 9 for supplemental cash flow disclosure and non-cash investing and financing activities.

                         BRAZAURO RESOURCES CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              (IN CANADIAN DOLLARS)

                            OCTOBER 31, 2005 AND 2004

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

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006.

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

Certain amounts in the financial statements for the periods ended October 31, 2004 have been reclassified to conform to the presentation as of October 31, 2005.

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

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                            OCTOBER 31, 2005 AND 2004

2.   MINERAL PROPERTIES AND DEFERRED EXPENDITURES (CONTINUED)

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

As of October 31, 2005, the total commitment remaining under the option agreement is as follows (all amounts are in U.S. dollars): $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2007 and 2008 fiscal years, respectively.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to the owners of the mineral rights of the Tocantinzinho Properties (the "Underlying Agreements") totaling $1,600,000 (U.S.) over a four-year period. At October 31, 2005, the remaining payment commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $30,000, $160,000 and $1,205,000 in fiscal years 2006, 2007 and
2008, respectively. The Company made payments totaling $35,000 (U.S.), $80,000 and $90,000 (U.S.) in respect of the Underlying Agreements during fiscal 2004, 2005 and 2006, respectively. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of $7,000 (U.S.) per month which expired during fiscal 2005. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.), respectively, discussed above. During fiscal 2005 the Company met the requirement under the option agreement to expend a total of $300,000 (U.S.) and met the requirement to expend $1,000,000 (U.S.) on exploration. The Company has met its first year commitments under the option agreement, and the option agreement is cancelable by the Company without further obligations.

The optionors are entitled to a sliding scale gross revenues royalty ranging from 2.5% for gold prices below $400 (U.S.) per ounce to 3.5% for gold prices in excess of $500 (U.S.) per ounce.

The Company has received exploration licenses in respect of the central 4,000 hectare area of the Tocantinzinho Properties on which it has been focusing its exploration efforts as well as for a 9,315 hectare area forming the north eastern and eastern boundary of the Tocantinzinho Properties. The Company also holds rights to two other applications for exploration licenses filed with the regulatory authorities in Brazil. The Company has become aware that another company is claiming it holds rights to about 6,000 hectares of ground that is included in one of these applications (certain ground to the east and the south of the central 4,000 hectare area). The Company has investigated the details of this rival claim and has determined that the areas in which the Company has reported mineralization are not included in the ground subject to the rival claim. If an exploration license is issued to the other company, the Company's outstanding application may exclude ground covered by this rival's exploration license. The Company is not presently aware of any other competing claims to the balance of the ground subject to the outstanding applications and continues to anticipate receiving exploration licenses in respect of these applications in due course.

The Company holds exploration permits for an additional 16,000 hectares adjacent to the western border of the above Tocantinzinho Properties. The Company has agreed to make payments totaling $300,000 (U.S.) over a period of approximately four years to an individual as a finder's fee related to this 16,000 hectare property. This additional property is not subject to the option agreement and therefore is not subject to the royalty.

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                            OCTOBER 31, 2005 AND 2004

2.   MINERAL PROPERTIES AND DEFERRED EXPENDITURES (CONTINUED)

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

                            OCTOBER 31, 2005 AND 2004

2.   MINERAL PROPERTIES AND DEFERRED EXPENDITURES (CONTINUED)

Mineral properties and deferred expenditures were as follows:

                                     BALANCE AT                             BALANCE AT
                                     JANUARY 31                IMPAIRED    OCTOBER 31,
                                        2005      ADDITIONS   WRITE-OFFS       2005
                                    --------------------------------------------------
Brazilian Properties
  Tocantinzinho Properties:
    Acquisition costs               $ 1,042,977  $  585,743  $         -  $  1,628,720
    Exploration costs:
      Drilling                          607,334     430,495            -     1,037,829
      Field expenses                    701,236     422,066            -     1,123,302
      Geological                        181,445     152,610            -       334,055
      Assay                             111,870      51,184            -       163,054
                                    --------------------------------------------------
    Total exploration costs           1,601,885   1,056,355            -     2,658,240
                                    --------------------------------------------------
    Total Tocantinzinho Properties    2,644,862   1,642,098            -     4,286,960

  Mamoal Property:
    Acquisition costs                    45,288      25,110            -        70,398
    Exploration costs:
      Field expenses                    105,258     209,446            -       314,704
      Geological                         10,901      85,541            -        96,442
      Assay                               4,138         106            -         4,244
                                    --------------------------------------------------
    Total exploration costs             120,297     295,093            -       415,390
                                    --------------------------------------------------
    Total Mamoal Property               165,585     320,203            -       485,788

  Batalha Property
    Acquisition costs                     7,299      13,230            -        20,529
    Exploration costs                         -           -            -             -
                                    --------------------------------------------------
                                          7,299      13,230            -        20,529
                                    --------------------------------------------------
Total acquisition costs               1,095,564     624,083            -     1,719,647
Total exploration costs               1,722,182   1,351,448            -     3,073,630
                                    --------------------------------------------------
Total costs                         $ 2,817,746  $1,975,531  $         -  $  4,793,277
                                    ==================================================

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

In November 2004, the Company completed a private placement of 2,112,500 common shares of the Company at a price of $0.85 per share and received proceeds totaling $1,795,625. In consideration for assistance with the private placement, the Company paid finders' fees of $96,950 in cash and issued 113,000 share purchase warrants entitling the finders to purchase 113,000 common shares of the Company at $1.05 per share until November 2, 2005. In the first three quarters of fiscal 2006, the holders of the share purchase warrants elected to exercise all 113,000 warrants and the Company received total proceeds of $118,650.

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                            OCTOBER 31, 2005 AND 2004

3.  SHARE  CAPITAL  (CONTINUED)

In December 2004, the Company completed a private placement of 2,150,000 common shares of the Company at a price of $1.00 per share and received proceeds of $2,150,000.

During August 2005 the Company closed a private placement of 5,000,000 units at $1.90 per unit for gross proceeds of $9,500,000. The Company paid a brokerage commission on the placement of $475,000. Each unit consists of one common share and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of the Company at $3.80 for a period of one year. If the shares of the Company trade at $4.80 or higher on each trading day during a thirty day period, the exercise period of the warrants will accelerate and holders will have a period of 30 days thereafter to exercise their warrants, failing which they will expire.

In the first three quarters of fiscal 2006, the Company granted incentive options as follows:

                          DATE OF       EXERCISE      EXPIRATION
         NUMBER            GRANT         PRICE           DATE
        100,000      February 15, 2005  $ 1.15     February 15, 2010
        600,000      March 22, 2005       1.30      March 22, 2010
        500,000      April 1, 2005        1.30       April 1, 2010
        300,000      May 31, 2005         1.25       May 31, 2010
       2,000,000     July 21, 2005        2.00      July 21, 2010
        600,000      August 4, 2005       2.00      August 4, 2040

As of October 31, 2005, the Company had a total of 7,954,643 common stock options outstanding at prices ranging from $0.18 to $2.00. In the first nine months of fiscal 2006, employees, directors and consultants of the Company exercised a total of 2,748,929 common share options at prices ranging from $0.10 to $1.30, and the Company received exercise proceeds of $1,287,126.

4.  COMMITMENTS  AND  CONTINGENCIES

Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On  May  15,  1998,  a  legal action styled James Cairns and Stewart Jackson vs.
                                            ------------------------------------
Texas Star Resources Corporation d/b/a Diamond Star, Inc. was filed in the 215th
---------------------------------------------------------
Judicial District Court of Harris County, Texas, Cause No. 9822760 wherein the Plaintiffs allege, among other things, that the Company breached contractual agreements and committed fraud by not timely releasing or causing to be released from an escrow account required by Canadian law certain shares of the Company to which Plaintiffs allege that they were entitled to receive in calendar 1995 and, as a result of the Company's alleged actions with respect to the release of such shares, the Plaintiffs sought monetary damages for losses in share value, attorney's fees, court costs, expenses, interest and exemplary damages. In 1999, the litigation against the Company in Houston, Harris County, Texas, was dismissed by the court with prejudice, leaving only the claims of James M. Cairns, Jr. pending in British Columbia, which is generally described below. The legal action in Texas is similar to one filed against the Company in the Supreme Court of British Columbia, Canada, in August 1996 styled Cause No.
C96493;  James  M. Cairns, Jr. vs. Texas Star Resources Corporation.  In January
         ----------------------------------------------------------
1993, the Plaintiffs were issued common stock of the Company in escrow which shares were to be released based on exploration expenditures by the Company on certain of its properties in Arkansas. The escrow requirements were imposed by the Vancouver Stock Exchange. Plaintiffs requested that all of the shares be released in 1995. At that time the Company believed that the release of said shares when requested by the Plaintiffs was inappropriate due to

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                            OCTOBER 31, 2005 AND 2004

4.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

5.  GENERAL  AND  ADMINISTRATIVE  EXPENSES

General and administrative expenses consisted of the following:

                           Three Months Ended October 31,      Nine Months Ended October 31,
                               2005             2004               2005             2004
                         ---------------------------------------------------------------------
Consulting fees          $       419,961  $         102,057  $       639,769  $        283,736

Depreciation expense               6,032                225           14,132             6,354

Entertainment                     37,948             20,145           74,795            31,125

Insurance                          5,828                  -           26,828             1,908

Office expenses                   43,093             64,478          151,884           138,142

Professional fees                 48,464             33,870          176,892            67,331

Rent                              10,522              7,420           27,164            19,636

Repairs and maintenance            4,983              1,352           11,719             1,352

Salary                         1,497,260            588,379        4,005,444         1,833,582

Shareholder relations             25,818             29,149          132,898           130,082

Travel                            50,404             13,278          150,981            65,106
                         ---------------------------------------------------------------------

  Total                  $     2,150,313  $         860,353  $     5,412,506  $      2,578,354
                         =====================================================================

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                            OCTOBER 31, 2005 AND 2004

6.  STOCK  BASED  COMPENSATION

Stock-based compensation related to options granted to employees and non-employees increased the following expenses in the consolidated financial statements of the Company in the three and nine months ended October 31, 2005 and 2004:

                    Three Months Ended October 31,     Nine Months Ended October 31,
                       2005             2004               2005             2004
                 ---------------------------------------------------------------------
     Consulting  $       123,373  $          32,842  $       214,616  $         98,525
     Salaries          1,044,885            467,605        3,202,576         1,413,072
                 ---------------------------------------------------------------------
                 $     1,168,258  $         500,447  $     3,417,192  $      1,511,597
                 =====================================================================


These amounts have also been recorded as contributed surplus on the balance sheet.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            2006          2005
          Expected dividend yield            0%             0%
          Expected volatility             141-150%         160%
          Risk-free interest rate        3.4 to 3.6%      4.00%
          Expected life                 2 to 3 years    3.5 years
          Weighted average fair value
            of options granted         $        1.26   $     0.86

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

                            OCTOBER 31, 2005 AND 2004

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

The significant differences in the consolidated statements of loss relative to US GAAP were:

                                                                                               Nine months ended
                                                                                                  October 31
                                                                                          --------------------------
                                                                                              2005          2004
                                                                                          --------------------------
     Net loss in accordance with Canadian GAAP                                            $(5,513,872)  $(2,605,596)
     Deduct:
         Deferred exploration expenditures capitalized during the period                   (1,351,448)   (1,270,842)
                                                                                          ------------  ------------
     Net loss in accordance with United States GAAP                                       $(6,865,320)  $(3,876,438)
                                                                                          ============  ============

     Basic and diluted net loss per share (United States GAAP)                            $     (0.14)  $     (0.10)
                                                                                          ============  ============

     Weighted average shares outstanding (United States GAAP)                              47,825,050    37,293,982
                                                                                          ============  ============

The significant differences in the consolidated balance sheet relative to US GAAP were:

                                                                October 31,    January 31,
                                                                   2005           2005
                                                               ----------------------------
     Shareholders' equity - Canadian GAAP                      $ 14,825,688   $  6,133,038
     Mineral properties and deferred exploration expenditures    (3,073,630)    (1,722,182)
                                                               ----------------------------

     Shareholders' equity - United States GAAP                 $ 11,752,058   $  4,410,856
                                                               ============================


     Mineral properties and deferred exploration expenditures
       - Canadian GAAP                                         $  4,793,277   $  2,817,746
     Mineral properties and deferred exploration expenditures
       expensed per United States GAAP                           (3,073,630)    (1,722,182)
                                                               ----------------------------
Acquisition costs of mineral properties - United States
       GAAP                                                    $  1,719,647   $  1,095,564
                                                               ============================

                         BRAZAURO RESOURCES CORPORATION

                              (IN CANADIAN DOLLARS)

                            OCTOBER 31, 2005 AND 2004

7. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") (CONTINUED)

The significant differences in the consolidated statement of cash flows relative to US GAAP were:

                                                               Nine months ended
                                                                 October 31,
                                                              2005          2004
                                                          --------------------------
NET CASH USED IN OPERATIONS
Canadian GAAP                                             $(2,036,164)  $(1,314,290)
Mineral properties and deferred exploration expenditures   (1,500,659)   (1,094,643)
                                                          --------------------------
US GAAP                                                    (3,536,823)   (2,408,933)
                                                          --------------------------

NET CASH USED IN INVESTING ACTIVITIES
Canadian GAAP                                              (1,767,471)   (1,293,862)
Mineral properties and deferred exploration expenditures    1,500,659     1,094,643
                                                          --------------------------
US GAAP                                                      (266,812)     (199,219)
                                                          --------------------------

NET CASH USED IN FINANCING ACTIVITIES
Canadian GAAP and U.S. GAAP                                10,390,532     1,121,177
                                                          --------------------------

Warrants  Issued

Under United States GAAP, the fair value of the 2,500,000 warrants issued in the private placement in August 2005 would be recorded as Warrants of $565,000 in Shareholders' Equity as of October 31, 2005, and Common Shares would be reduced by $565,000 to $52,867,703. The fair value of the warrants was calculated using the Black-Scholes model and the following assumptions: expected dividend yield, 0%; expected volatility, 70%; risk-free interest rate, 3.1%, expected life of warrant, 1 year.

8.  RELATED PARTY TRANSACTIONS

The chairman has significant share ownership of the Company. Accounts receivable at January 31, 2005 includes $55,900 receivable from the chairman of the Company. Amounts totaling $45,500 were paid by the Company during the first three quarters of fiscal 2005 to a law firm in which a director is a partner.

9.  SUPPLEMENTAL CASH FLOW AND NON-CASH INVESTING AND FINANCING DISCLOSURE

                                         Nine Months ended
                                            October 31,
                                        ------------------
                                           2005     2004
                                        ------------------
Supplemental cash flow disclosure:
  Interest paid in cash                 $      -  $      -
  Income taxes paid                            -         -

Non-cash investing activities:
  Shares issued for mineral properties  $400,000  $270,000

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

     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
              ------------------------------------------------------------------
              RESULTS  OF  OPERATIONS
              -----------------------

     Results of Operations - For the Three and Nine Month Periods Ended October 31, 2005 and 2004

     All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of December 6 2005 the exchange rate is $1.00 (Canadian) = $0.8634 (U.S.)

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

     The Company's mineral properties and deferred expenditures increased to $4,793,277 at October 31, 2005 from $2,817,746 at January 31, 2005 as a result of acquisition costs totaling $624,083 and exploration costs totaling $1,351,448 related to the activities on the Company's Brazilian Properties as further described in Note 2. The increases were primarily due to the acquisition and exploration efforts of the Company related to its Tocantinzinho Properties.

     The Company completed a 20 hole diamond drill program (approximately 4000 meters) at the Tocantinzinho Properties during fiscal 2005 in which 19 of 20 holes encountered mineralization. The Company completed its fourteen-hole Phase III drilling program at the Tocantinzinho Properties in the third quarter of fiscal 2006. Drill results to date indicate an extended strike length of mineralization of greater than 650 meters in length and confirm the earlier reported intercepts of low grade mineralization with several zones of high grade from 26.82 to 374.40 grams of gold per ton over widths of 2.5 to 0.85 meters. Additionally, the Company completed both a ground magnetic survey and metallurgical testing of drill core samples of the Tocantinzinho Properties during fiscal 2005 and 2006 and was encouraged by the results. The Company has signed a 3,000-meter drilling contract for continued drilling at the Tocantinzinho Properties, and work is expected to commence in January 2006.

     In October, 2005 the Company reported results of extensive airborne magnetic and radioactive surveys completed over the Tocantinzinho and Mamoal Properties. These geophysical surveys have successfully located several large additional magnetic low areas which will now be the subject of further exploration and drilling.

     In fiscal 2005 the Company carried out a regional soil auger sampling program on its Mamoal Property, in conjunction with channel-sampling of old pits and rock-chip sampling. At the Mamoal Property, core drilling commenced in November 2005 and an initial program of five to ten holes have been planned to test the broad linear geochemical gold anomalies outlined by the soil auger program completed in September 2005.

     Detailed results of the above testing, including maps of the ground magnetics and drill hole mineralization, are located at the company's website, www.brazauroresources.com.

     The Company's revenues during the three and nine month periods ending October 31, 2005 and 2004 were primarily comprised of interest income. The
Company  has  not  received any revenues from mining operations since inception.

     General and administrative expenses for the nine months ended October 31, 2005 increased by approximately $2,834,000 or 110% compared to the nine months ended October 31, 2004. Included in general and administrative expenses during the first nine months of fiscal 2006 and 2005 were approximately $3,417,000 and $1,512,000, respectively, of stock compensation expense recorded using the fair value method, which was an increase of approximately $1,905,000 in stock compensation expense from fiscal 2005 to fiscal 2006. The remaining increase in general and administrative expenses of approximately $929,000 was primarily related to the increased activities surrounding the exploration program underway in Brazil during fiscal 2006 and to bonuses to directors totaling approximately $ 273,000 granted in the third quarter of fiscal 2006.

     General and administrative expenses for the three months ended October, 2005 increased by approximately $1,290,000 or 150% compared to the three months ended October 31, 2004. Approximately $668,000 of this increase consisted of an increase in stock compensation expense. The remaining increase of $622,000 relates to the commencement of the drilling programs in Brazil and the bonuses to directors discussed above.

     The Company anticipates that general and administrative expenses during the remaining quarter of fiscal 2006 will increase compared to the level experienced in the first three quarters of fiscal 2006. The Company expects to incur additional consulting and exploration expenditures related to the Brazilian
Properties as exploration activities continue in the fourth quarter of fiscal 2006 on the Company's Tocantinzinho and Mamoal Properties.

FINANCIAL  CONDITION;  LIQUIDITY  AND  CAPITAL  RESOURCES.

     As of October 31, 2005, the Company had working capital of $9,984,970 as compared to working capital of $3,296,092 at January 31, 2005. At October 31, 2005, the Company had current assets of $10,168,243, including $10,135,776 in cash and $32,467 in accounts receivable compared to total current liabilities of $183,273.

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

     In November 2004, the Company completed a private placement of 2,112,500 common shares of the Company at a price of $0.85 per share and received proceeds totaling $1,795,625. In consideration for assistance with the private placement, the Company paid finders' fees of $96,950 in cash and issued 113,000 share purchase warrants entitling the finders to purchase 113,000 common shares of the Company at $1.05 per share until November 2, 2005. In the first three quarters of fiscal 2006, the holders of the share purchase warrants elected to exercise all 113,000 warrants and the Company received total proceeds of $118,650.

     In December 2004, the Company completed a private placement of 2,150,000 common shares of the Company at a price of $1.00 per share and received proceeds of $2,150,000.

     During August 2005 the Company closed a private placement of 5,000,000 units at $1.90 per unit for gross proceeds of $9,500,000. The Company paid a brokerage commission on the placement of $475,000. Each unit consists of one common share and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of the Company at $3.80 for a period of one year. If the shares of the Company trade at $4.80 or higher on each trading day during a thirty day period, the exercise period of the warrants will accelerate and holders will have a period of 30 days thereafter to exercise their warrants, failing which they will expire.

     In the first nine months of fiscal 2006, employees, directors and consultants of the Company exercised a total of 2,748,929 common share options at prices ranging from $0.10 to $1.30, and the Company received exercise proceeds of $1,287,126.

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

     ITEM  1A.  RISK  FACTORS
                -------------

     Not  applicable.

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

                                        BRAZAURO  RESOURCES  CORPORATION
                                        (Registrant)


     Dated: December 15, 2005           by:  /s/ Mark E. Jones, III
                                             ----------------------
                                             MARK E. JONES, III
                                             Chairman
                                             (and principal financial officer)

                               INDEX OF EXHIBITS

Exhibit No.                               Description of Exhibits
-----------                               -----------------------

31           Certification of Chairman pursuant to Rule 13a-14(a)/15d-14(a) of the Securities
             Exchange Act of 1934.

32           Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.