Form 10-K
period 2006-01-31
BRAZAURO RESOURCES CORP
filed 2006-05-16
CIK 908177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-21968

_________________

BRAZAURO RESOURCES CORPORATION
(formerly Jaguar Resources Corporation)
(Exact Name of Registrant as Specified in Its Charter)

British Columbia (State or Other Jurisdiction of Incorporation or Organization)	76-0195574 (I.R.S. Employer Identification No.)

800 Bering, Suite 208
Houston, TX 77057
 (Address of Principal Executive Offices, including Zip Code)

(713) 785-1278
 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of Exchange on Which Registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes   [  ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes   [  ]    No  [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   [  ]    No  [X]

As of July 29, 2005, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock of the Registrant quoted on the TSX Venture Exchange was $88,202,856 (Canadian) or $71,961,211 (U.S.). For purposes of calculating this amount, only directors, officers and beneficial owners of 5% or more of the capital stock of the Registrant have been deemed affiliates.

Number of shares of Registrant’s Common Stock outstanding as of April 17, 2006:   52,931,645

Documents incorporated by reference:  Portions of Item 10 in an Amended Form 10-K, which is expected to be filed by May 31, 2006, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

BRAZAURO RESOURCES CORPORATION
FORM 10-K
TABLE OF CONTENTS

i

Item 1.   BUSINESS

General Information

        Brazauro Resources Corporation (“the Company”) is engaged in the business of exploring for and, if warranted, developing mineral properties and is concentrating its current acquisition and exploration efforts on those properties which the Company believes have large scale gold potential. The Company holds interests in properties located in the Tapajós Gold District of Brazil’s northerly Pará State (collectively the “Properties”).

        The Company has two wholly-owned subsidiaries; Brazauro Holdings (Brazil) Ltd., a British Columbia corporation (“Brazauro Holdings”), and Star U.S. Inc., a Delaware corporation (“Star”). Star in turn owns 100% of the stock of three corporations, Diamond Exploration, Inc. and Continental Diamonds, Inc., both of which are Arkansas corporations (“DEI” and “CDI”, respectively), and Diamond Operations, Inc., a Delaware corporation (“DOI”). The Company and Brazauro Holdings own 98% and 2%, respectively, of Jaguar Resources do Brasil Ltda., a Brazilian corporation. All references to the Company herein include its subsidiaries unless otherwise noted. The Company’s Consolidated Financial Statements referred to herein also include its subsidiaries. The Company’s fiscal year ends January 31.

        The Company’s principal office is located at 800 Bering, Suite 208, Houston, Texas, U.S.A. 77057. The Company had three (3) full-time employees at January 31, 2006; however, the Company retains consultants, independent contractors and part-time employees on an as-needed basis in connection with its exploration and development activities.

        The Company was incorporated under the Company Act (British Columbia) on March 12, 1986. The authorized capital of the Company consists of an unlimited amount of shares of common stock without par value (the “Common Stock”), of which 52,931,645 shares were issued and outstanding as of April 17, 2006. The Common Stock of the Company ranks equally as to dividends, voting rights and participation in assets and is traded under the symbol “BZO” on the TSX Venture Exchange.

        Unless otherwise stated herein, all monetary amounts are expressed in Canadian dollars. At April 17, 2006, the exchange rate for conversion to United States dollars was $1.00 (Canadian) = U.S. $ 0.8732. Historical exchange rates for the last five years are set forth in Item 6 at page 19. The Company’s Consolidated Financial Statements in Item 15 are prepared in accordance with Canadian generally accepted accounting principles.

        The Company is subject to substantial risks with respect to exploration activities and will seek additional capital during fiscal 2007 to conduct additional property exploration activities and to fund general and administrative expenses. See “Certain Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

        The Company completed three acquisitions in fiscal 1993 consistent with its focus on diamond exploration prospects, including acquisitions of the “Arkansas Properties” (defined below). During fiscal 1995 through 2003, the Company completed additional acquisitions in Arkansas and directly managed and funded exploration efforts on certain Arkansas Properties. In fiscal 2003 the Company decided to cease exploration efforts in Arkansas due to disappointing exploration results, and began to pursue mineral exploration prospects, particularly gold prospects in South America.

        During fiscal 2004 the Company acquired the mineral rights to two properties in Brazil, the Tocantinzinho and Mamoal Properties, as described below. In fiscal 2005, the Company extended its holdings in the Tocantinzinho Properties and conducted exploration activities on both the Tocantinzinho and Mamoal Properties.  Additionally, the Company acquired the Batalha Property, a gold prospect also located in Pará State, Brazil. During fiscal 2006, the Company conducted further exploration activities on the Tocantinzinho and Mamoal Properties. Based upon the disappointing exploration results at the Mamoal Property, the Company determined that it was likely further exploration activities would not be conducted at the project. Accordingly, the net capitalized costs related to the Mamoal Property totaling $906,535 were written off during the fourth quarter of fiscal 2006.

         Upon acquisition of an exploration property, the Company typically performs geologic evaluation and exploration efforts to determine if the project warrants further work including, but not limited to geologic mapping and sampling, geophysical surveys, and drilling. The Company will continue to pursue mineral exploration prospects, focusing on the Tapajós and on a worldwide basis as opportunities arise, subject to adequate acquisition and exploration funding.

        Included in the consolidated balance sheets at January 31, 2006 and 2005 are total assets of approximately $4,698,000 and $2,939,000, respectively, related to the Company’s operations in Brazil. The mineral properties and deferred expenditures totaling approximately $4,493,000 and $2,818,000 at January 31, 2006 and 2005, respectively, are net capitalized costs related to the Company’s Brazilian properties.

         Since its inception, the Company has no revenues from operations other than interest income on invested cash balances and rental income from the Company’s Diamond Recovery Plant (“the Plant”) totaling $1,079,000. The rental income was received during the three fiscal years ended January 31, 1999. In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.).

Item 1A.  RISK FACTORS

        The Company’s business plan to acquire additional exploration prospects, continue exploration activities on its current projects, and, if warranted, undertake development and mining operations is subject to numerous risks and uncertainties, including the following:

        Lack of Proven Properties and Insufficient Exploration and Development Funds.   At this point, all of the Company’s exploration prospects and property interests (collectively the “Properties”) are gold prospects in Brazil. While the Company has sufficient funds to complete the exploration phase currently underway, additional funds may be necessary in order for the Company to pursue further exploration on its existing properties and to acquire and develop additional exploration prospects. Certain of the Company’s planned expenditures are discretionary and may be increased or decreased based upon funds available to the Company.

        As of January 31, 2006, the Company had sufficient cash to fund general and administrative expenses anticipated during fiscal 2007. As discussed above, the Company may be required to raise additional capital for additional exploration activity on its existing properties and acquisition of new exploration prospects during fiscal 2007. There can be no assurance that additional funds can be raised. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereinafter referred to as “MD & A”).

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

        Limited Exploration Prospects.   The Company’s existing properties are all gold prospects in Brazil. Accordingly, the Company does not have a diversified portfolio of exploration prospects either geographically or by mineral targets. The Company’s operations could be significantly affected by changes in the market price of gold, as the economic viability of the Company’s projects is heavily dependent upon the market price of gold. Additionally, the Company’s projects are subject to the laws of Brazil and can be negatively impacted by the existing laws and regulations of that country, as they apply to mineral exploration, land ownership, royalty interests and taxation, and by any potential changes of such laws and regulations. Due to the Company’s exploration activities in Brazil, the Company is also subject to economic risks due to currency fluctuation and foreign exchange controls.

        Title to Properties.   The Company cannot guarantee title to all of its Properties as the Properties may be subject to prior mineral rights applications with priorty, prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. Certain of the mineral rights held by the Company are held under applications for mineral rights and, until final approval of such applications is received, the Company’s rights to such mineral rights may not materialize and the exact boundaries of the Company’s properties may be subject to adjustment. The Company does not maintain title insurance on its properties.

        Limited Market for Common Shares.   The liquidity of the common shares of the Company, or ability of the shareholder to buy or sell the Company’s common stock, may be significantly limited for various unforeseeable periods. The average daily volume of the Company’s shares traded on the TSX Venture Exchange during fiscal 2006 was under 65,000 shares. The market price of the Company’s shares has historically fluctuated in a large range, as disclosed in Item 5 — Market for Registrant’s Common Stock and Related Stockholder Matters on page 6. The price of the Company’s common shares may be affected by many factors, including adverse change in the Company’s business, a decline in gold price and general economic trends.

        Insurance Coverage.   Mineral exploration is subject to risks of human injury, environmental and legal liability and loss of assets. The Company may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or, in some cases, insurance may not be available for certain risks. Occurrence of events for which we are not insured could have a material adverse effect on our financial position or results of operations.

        Key Executives.   The Company is dependent on the services of key executives, including its Chairman, Mark E. Jones, III, its Director and retired President, Leendert G. Krol, and its Vice President of Exploration, Stephen Zahony. All of the above individuals have many years of background in the mining industry. The Company may not be able to replace that experience and knowledge with other individuals.

         Enforcement of Judgements against the Company.   The Company is incorporated in the Province of British Columbia, Canada. Certain of our directors and officers live in Canada, and most of our assets are located in Brazil and Canada. As a result, it may be difficult for investors to effect service of legal process within the United States upon directors and officers who are not United States residents. Also, there is uncertainty as to the enforceability in Canada, in original actions or for enforcement of judgments of U.S. courts, of civil liabilities predicated upon U.S. federal or state securities laws.

Item 1B.  UNRESOLVED STAFF COMMENTS

        Not applicable.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-K under “Item 1. Business”, “Item 2. Properties”, “Item 3. Legal Proceedings”, and “Item 7. MD & A” and other factors may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success of the Company’s exploration and development operations on its Properties; the Company’s ability to raise capital and the terms thereof; the acquisition of additional properties; the continuity, experience and quality of the Company’s management; changes in or failure to comply with government regulations or the lack of government authorization to continue the Company’s projects; and other factors referenced in this Form 10-K. The use in this Form 10-K of such words as “believes”, “plans”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of its exploration Properties.

Item 2.    PROPERTIES

        Currently, all of the Company’s Properties are located in the Tapajós Gold District of Brazil’s northerly Pará State. The general location of the Company’s Brazilian Properties is shown on the map provided below. The map is followed by a description of the Company’s rights and interests in each of the Properties, including those Properties in the State of Arkansas where the Company’s rights and interests have expired.

Brazilian Properties

Tocantinzinho Properties

In August 2003 the Company entered into an option to acquire exploration rights to a total of 28,275 hectares in the Tapajós gold district in Para State, Brazil under an option agreement with two individuals (herein referred to as “optionors”). The option agreement entitles the Company to acquire a 100% interest in the exploration rights to such area (referred to herein as the “Tocantinzinho Properties”) over a four-year period in consideration for the staged payment of US$465,000, the staged issuance of 2,600,000 shares of the Company and the expenditure of $1,000,000 (U.S.) on exploration ($300,000 (U.S.) by July 31, 2004). The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and $75,000 (U.S.). The Company made the second option payment, consisting of 200,000 common shares of the Company and $30,000 (U.S.), in February 2004. In August 2004 and July 2005, the Company made the third and fourth option payments, each consisting of 200,000 common shares of the Company and $40,000 (U.S.).

As of January 31, 2006, the total commitment remaining under the option agreement is as follows (all amounts are in U.S. dollars): $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2007 and 2008 fiscal years, respectively.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to certain Brazilian residents in respect of the mineral rights to the Tocantinzinho Properties (the “Underlying Agreements”) totaling $1,600,000 (U.S.)  over a four-year period. At January 31, 2006, the remaining payment commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $160,000 and $1,205,000 in fiscal years 2007 and 2008, respectively. The Company made payments totaling $35,000 (U.S.), $80,000 (U.S.) and $120,000 (U.S.) in respect of the Underlying Agreements during fiscal 2004, 2005 and 2006, respectively. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of $7,000 (U.S.) per month which expired during fiscal 2005. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.), respectively, discussed above. During fiscal 2005 the Company completed the requirement under the option agreement to expend a total of $300,000 (U.S.) and met the requirement to expend $1,000,000 (U.S.) on exploration. The Company has met its commitments under the option agreement to January 31, 2006, and the option agreement is cancelable by the Company without further obligations.

The optionors are entitled to a sliding scale gross revenues royalty ranging from 2.5% for gold prices below $400 (U.S.) per ounce to 3.5% for gold prices in excess of $500 (U.S.) per ounce.

The Company has received exploration licenses in respect of the central 4,000 hectare area of the Tocantinzinho Properties on which it has been focusing its exploration efforts as well as for a 9,315 hectare area forming the north eastern and eastern boundary of the Tocantinzinho Properties. Under the option agreement the Company also holds rights to acquire two other applications for exploration licenses filed with the regulatory authorities in Brazil:   one covering 4,275 hectares that lies to the south of the central 4,000 hectare area and one (the “Extension Area”) covering 10,000 hectares that lies immediately to the east but continues well south of the central 4,000 hectare area. The mineralized zone discovered by the Company (see “Drilling and Exploration” below) on the Tocantinzinho Properties starts on the central 4,000 hectare area and extends eastward beyond the boundary of the central 4,000 hectare area into the Extension Area.

At the end of fiscal 2006, as a result of further title reviews by the Company, it came to the Company’s attention that a long dormant application for a mining license that covered the Extension Area had never been processed by the Departamento Nacional de Produção Mineral (“DNPM”) and was still valid. According to advice from Brazilian counsel, the dormant application carried paramount title to the Extension Area. The Company, through its subsidiary, Jaguar Resources do Brasil Ltda., reached an agreement with the holder of such application to acquire its rights to obtain a mining license over the Extension Area, subject to receipt of confirmation from the DNPM of the granting of the mining license. In the event the DNPM does not grant the mining license, the Company’s rights to the Extension Area will be in doubt. To date, the Company has made a payment of $150,000 (U.S.) to the holder of the application.

The Company is aware that another entity has asserted that it holds prior mineral rights to areas of the Tocantinzinho Properties, including areas of the mineralized zone discovered by the Company. The Company is presently undertaking an extensive review of its title position and has found inconsistencies in its title documentation relating to license boundaries. The Company is working with its Brazilian counsel and the DNPM to resolve these inconsistencies. These inconsistencies may adversely affect the Company’s rights to a portion of the mineralized zone. The Company has been advised of the laws governing these matters and considers that these inconsistencies should be resolved such that the Company will retain rights to all of the mineralized zone. However, the resolution of these inconsistencies will require the DNPM to concur with the Company’s interpretation of these laws. An adverse interpretation of Brazilian mining laws may result in another party receiving rights to some portion of the mineralized zone.

Under a separate agreement, the Company holds exploration licenses for an additional 16,052 hectares adjacent to the western border of the above central 4,000 hectares of the Tocantinzinho Properties. The Company has agreed to make payments totaling $300,000 (U.S.) over a period of approximately four years to an individual as a finder’s fee related to this 16,052 hectare property. As of January 31, 2006, the remaining commitment under this agreement is $215,000 (U.S.). This additional property is not subject to the option agreement and therefore is not subject to the royalty. The Company received an exploration license from the Brazilian regulatory authority with respect to the additional 16,052 hectares in fiscal year 2005.

Mamoal Property

The Company entered into an option agreement under which it may acquire the exploration license to the 10,000 hectare Mamoal Property, located 30 kilometers southeast of the Company’s Tocantinzinho Properties, in December 2003. The Company has an option to earn 100% of the Mamoal Property by payment of a total of $300,000 (U.S.) over three and one half years. The Company may terminate the option agreement at any time without further obligation.  An initial $10,000 (U.S.) payment was made by the Company in December 2003, and the exploration research license has been transferred to Jaguar Resources do Brasil Ltda. During fiscal 2005 and 2006, the Company made payments under the option agreement totaling $25,000 (U.S.) and $45,000 (U.S.), respectively. The remaining option payments are as follows (all amounts are in U.S. dollars): $65,000 and $155,000 in fiscal years ending January 31, 2007 and 2008, respectively. The Company may acquire the Mamoal Property at any time by accelerating the option payments. The Company has received the exploration license from the Brazilian regulatory authority.

Batalha Property

In September, 2004 the Company applied for an exploration license to the 9800 hectare Batalha Property, located in the Tapajós gold province in northern Brazil. The property, host to a well known and extensive “garimpo” or artisanal mine, lies at the western end of the Tocantinzinho trend.

The Company has agreed to pay the original holder of artisanal mining rights of Batalha, who controls over 1,700 hectares lying within the exploration license and directly over the Batalha zone, the equivalent of approximately $91,000 Canadian dollars in Brazilian reals over a 42 month period with a buyout after 4 years of $250,000 (U.S.) (if the project is deemed economic by the Company) and an additional sum based on the number of ounces of gold in the proven and probable (or measured and indicated) categories at Batalha as set out in a pre-feasibility or feasibility study. The per ounce payment amount ranges in a sliding scale from $1 (U.S.) per ounce for the first one million ounces up to $10 (U.S.) per ounce for each ounce over four million ounces. The 9,800 hectare exploration license lies over top of this area, covering extensions to north, south and west. If after four years the Company, in its sole opinion, has not found an economic ore body, the area and all collected data will be returned to the vendor.

Drilling and Exploration

The Company completed a diamond drill program consisting of twenty holes (approximately 4000 meters) at the Tocantinzinho Properties during fiscal 2005 in which 19 of 20 holes encountered mineralization. The Company completed a follow-up fourteen-hole Phase III drilling program at the Tocantinzinho Properties in the third quarter of fiscal 2006. A total of thirty four (34) core holes have now been completed on the property. Drill results to date indicate an extended strike length of mineralization of greater than 650 meters in length and confirm the earlier reported intercepts of continuous lower grade mineralization with several zones of high grade from 26.82 to 374.40 grams of gold per ton over widths of 2.5 to 0.85 meters. Additionally, the Company completed both a ground magnetic survey and metallurgical testing of drill core samples of the Tocantinzinho Properties during fiscal 2005 and 2006 and was encouraged by the results.

In October, 2005 the Company reported results of extensive fixed-wing airborne magnetic and radioactive surveys completed over the Tocantinzinho and Mamoal Properties. These geophysical surveys have located several significant additional magnetic low areas which will now be the subject of further exploration and drilling.

In fiscal 2005 the Company carried out a regional soil auger sampling program on its Mamoal Property, in conjunction with channel-sampling of old pits and rock-chip sampling. At the Mamoal Property, core drilling commenced in November 2005 and was completed in January 2006.

An extensive grid soil geochemical survey was conducted at Mamoal during fiscal 2006. Hand-augered soil samples were collected over two specific areas identified in previous soil sampling programs as being gold anomalous. One area is called Itapecoim, where 544 augered soil samples were collected and chemically analyzed for gold in fiscal 2006. The second area is called Agua Limpa, where 426 augered soil samples were collected in fiscal 2006. Following the geochemical results, seven core holes were drilled for a total of 1,342.7 meters, with 394 core samples assayed. The best intersection returned 0.30 meter at 6.49 grams Au per tonne. The results of the above testing were not encouraging, and the Company may cease exploration of this project or seek a joint venture partner. Accordingly, the net capitalized costs related to the Mamoal Property totaling $906,535 were written off during the fourth quarter of fiscal 2006.

At the Company’s Batalha property a detailed geological survey was followed by an auger geochemical survey. These programs were conducted between February and April 2006 and results are being reviewed and analyzed at the present time.

The Company has signed a 3,000-meter drilling contract for continued drilling at the Tocantinzinho Properties, and work has commenced as of April 17, 2006. Detailed results of the above testing at the Tocantinzinho Properties, including initial results of the April, 2006 drill program, maps of the ground magnetic results and mineralization found by the core drilling program, are located at the Company’s website, www.brazauroresources.com.

Arkansas Properties

The Company maintained interests in several Arkansas Properties during the period from fiscal 1993 through fiscal 2003. In December 2002, based upon the cumulative exploration results obtained on the Arkansas Properties, the Company made the decision to cease operations in Arkansas.

American Mine Property

Pursuant to an agreement dated November 4, 1992, DEI was granted a permit to explore a mineral property located in Pike County, Arkansas. The Company’s Plant was located on this leased property. The Company leased the property and conducted exploration activities during certain periods from 1992 to 2002. The lease payment of $47,500 (U.S.) on the American Property, due November 1, 2002, was not made by the Company.

In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company’s lease on the property through October 31, 2003. The Company recorded a retirement obligation for leasehold reclamation costs during fiscal year 2004 of approximately $150,000, representing the estimated costs of the Company’s obligation to restore the Arkansas properties to their original condition prior to lease expiration and to perform reclamation activities as required by Arkansas regulatory authorities. The Company allowed the lease to expire effective November 1, 2003.

Item 3.   LEGAL PROCEEDINGS

        Except as described in Note 11 of the Notes to the Company’s Consolidated Financial Statements incorporated by reference into Part II, Item 8 hereof, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company is involved from time to time in claims arising in the normal course of business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Item 5.   MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company’s Common Stock is listed on the TSX Venture Exchange (“the TSX”) in British Columbia, Canada under the symbol “BZO” (“JRS” through September 3, 2004). The Company’s Common Stock is not traded on an exchange or market in the United States. The high and low sales prices (in Canadian dollars) as quoted on the TSX for the below referenced quarterly periods were as follows:

	Price Range of Common Stock Fiscal Year Ended January 31

	2006		2005

Fiscal Quarter Ended	High	Low	High	Low

April 30	1.55	0.80	1.80	0.35
July 31	2.15	1.01	1.58	0.73
October 31	2.50	1.60	1.05	0.78
January 31	1.74	1.02	1.39	0.80

        The closing price of the Company’s Common Stock was $1.51 (Canadian) as of April 17, 2006 on the TSX Venture Exchange.

        At March 31, 2006, there were 196 holders of record of the Company’s Common Stock including 160 in the United States who collectively held 28,583,087 shares representing 54% of the total number of issued and outstanding shares. The Company believes it has in excess of 300 beneficial owners of its Common Stock residing in the United States and Canada based on the number of record holders and individual participants in security position listings.

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

Shares Subject to Options

In July 2001 the Company adopted the 2001 Stock Option Plan (“the Plan”) that authorized the issuance of up to 1,142,857 (8,000,000 prior to the November 2001 7-for-1 consolidation of the Company’s common shares) of common shares under the Plan. The shareholders approved subsequent amendments to increase the authorized shares under the Plan, including the July 2005 amendment of the Plan to increase the number of shares reserved for issuance from 7,000,000 to 9,000,000. As of January 31, 2006, the Company has outstanding options to purchase 7,954,643 common shares at prices from $0.18 to $2.00.

Equity Compensation Plan Information as of January 31, 2006
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	7,954,643	$1.33	1,045,357

Equity compensation
plans not approved by
security holders	-0-	N/A	-0-

Total	7,954,643	$1.33	1,045,357

Foreign Controls

        The Company is not aware of governmental laws, decrees or regulations in Canada restricting the import or export of capital or affecting the remittance to the United States of interest, dividends or other payments to non-resident holders of the Company’s Common Stock. However, the payment or crediting of interest or dividends to United States residents may be subject to applicable withholding taxes at a rate prescribed by the Income Tax Act (Canada) as modified by the provisions of the Canada-United States Income Tax Act (Canada) and as further modified by the provisions of the Canada-United States Income Tax Convention, 1980 (see “Taxation” below).

        Except as provided in the Investment Canada Act (the “ICA”), there are no limitations under the laws of Canada, the Province of British Columbia or in the charter and organizational documents of the Company on the right of nonresident or foreigner owners to hold and/or vote the shares of the Company.

        The ICA applies when a “non-Canadian” individual or entity or controlled group of entities as defined in the ICA proposes to make an investment to acquire control of a Canadian business enterprise, either directly or indirectly, and by way of purchase of voting shares of a corporation or of substantially all of the assets used in the Canadian business enterprise. An investment in voting shares of a corporation is deemed to be an acquisition of control where more than 50% of the voting shares are acquired. An acquisition of less than one-third of the voting shares of a corporation is deemed not to be an acquisition of control and an acquisition of between one-third and one-half of the voting shares of a corporation is presumed to be an acquisition of control unless it can be established that the acquisition does not in fact result in control of the corporation by the investor.

        An investment to acquire control of a Canadian business enterprise, the gross assets of which exceed certain thresholds, must be reviewed and approved under the ICA before implementation. An investment to acquire control of a Canadian business enterprise, the gross asset value of which falls below these threshold amounts, is one in respect of which notification must be given under the ICA although approval is not required prior to implementation of the investment. NAFTA Investors, (i.e.) investors who are nationals, other than Canadian, as defined in the North American Free Trade Agreement, are not considered for the purposes of the ICA to be “non-Canadian”.

Taxation

        Dividends.   Generally, dividends paid by a Canadian corporation to non-resident shareholders are, under the Income Tax Act (Canada) (the “ITA”), subject to a withholding tax of 25%. However, paragraph 2 of Article X of the Canada-United States Income Tax Convention (1980) (the “Treaty”) provides for the following maximum withholding tax rates:

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

        Disposition of Capital Property. If shares of a Canadian public corporation held by a non-resident shareholder constitute capital property to that shareholder, the disposition of such shares will not be subject to tax under the ITA unless the shares constitute “taxable Canadian property” to the vendor. Where a non-resident shareholder or persons with whom the non-resident shareholder does not deal at arm’s length have, at any time during the five year period immediately preceding the disposition, owned not less than 25% of the issued shares of any class of the capital stock of the public corporation, the shares so disposed of will constitute “taxable Canadian property”. Under the ITA, a disposition of shares that constitute taxable Canadian property will give rise to a capital gain (or a capital loss) equal to the amount by which the proceeds of disposition of such shares, net of any cost of disposition, exceeds (or is less than) the adjusted cost basis of such shares to that investor. Generally, one-half of any capital gain realized by an investor on a disposition or a deemed disposition of such a shares must be included in computing his Canadian income for that year as a taxable capital gain. One-half of any capital loss realized by an investor on a disposition or deemed disposition of such a share in a taxable year may generally be deducted from his Canadian taxable capital gains for that year.

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

        In general, the disposition by a shareholder resident in Canada of the capital stock in a Canadian corporation will be subject to Canadian income taxation in the same manner as rules described above relating to a disposition of share which constitutes taxable Canadian property. A shareholder resident in Canada may, however, be entitled to a capital gains exemption. The ITA provides, for residents of Canada, a cumulative lifetime exemption from income tax of $100,000 of qualifying net capital gains.

        Disposition of Non-Capital Property. If the shares of a Canadian public corporation held by a non-resident do not constitute capital property to that shareholder, any gains realized from the disposition thereof will be fully taxable under the ITA if their disposition arises in the course of a business carried on by the shareholder in Canada. Under the ITA, a shareholder will be deemed to carry on business in Canada in respect of particular shares if he offers them for sale in Canada through an agent, including the TSX Venture Exchange. Under the Treaty, any business profits derived by a U.S. resident shareholder of a Canadian public corporation from the disposition of the subject corporation’s shares will only be taxable in Canada to the extent that such profits are attributable to a permanent establishment of the shareholder in Canada.

        The foregoing discussion is a summary of certain tax considerations which may be relevant to stockholders of the Company, but it is not intended as a substitute for personal tax planning and professional tax advice.

U.S. Federal Income Tax Consequences

        The following is a summary of certain material U.S. federal income tax consequences to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership, and disposition of Common Stock.

        This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax consequences that may apply to a U.S. Holder as a result of the acquisition, ownership, and disposition of Common Stock. In addition, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Stock. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any U.S. Holder. Each U.S. Holder should consult its own tax advisor regarding the U.S. federal income, U.S. state and local, and foreign tax consequences of the acquisition, ownership, and disposition of Common Stock.

Scope of this Summary

Authorities

        This summary is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations (whether final, temporary, or proposed), published rulings of the Internal Revenue Service (the “IRS”), published administrative positions of the IRS, the Convention Between Canada and the United States of America with Respect to Taxes on Income and on Capital, signed September 26, 1980, as amended (the “Canada-U.S. Tax Convention”), and U.S. court decisions that are applicable and, in each case, as in effect and available, as of the date of this Annual Report. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive basis. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive basis.

U.S. Holders

        For purposes of this summary, a “U.S. Holder” is a beneficial owner of Common Stock that, for U.S. federal income tax purposes, is (a) an individual who is a citizen or resident of the U.S., (b) a corporation, or any other entity classified as a corporation for U.S. federal income tax purposes, that is created or organized in or under the laws of the U.S., any state in the U.S., or the District of Columbia, (c) an estate if the income of such estate is subject to U.S. federal income tax regardless of the source of such income, or (d) a trust if (i) such trust has validly elected to be treated as a U.S. person for U.S. federal income tax purposes or (ii) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of such trust.

Non-U.S. Holders

        For purposes of this summary, a “non-U.S. Holder” is a beneficial owner of Common Stock other than a U.S. Holder. This summary does not address the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Stock to non-U.S. Holders. Accordingly, a non-U.S. Holder should consult its own tax advisor regarding the U.S. federal income, U.S. state and local, and foreign tax consequences (including the potential application of and operation of any income tax treaties) of the acquisition, ownership, and disposition of Common Stock.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

        This summary does not address the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Stock to U.S. Holders that are subject to special provisions under the Code, including the following U.S. Holders: (a) U.S. Holders that are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts; (b) U.S. Holders that are financial institutions, insurance companies, real estate investment trusts, or regulated investment companies; (c) U.S. Holders that are dealers in securities or currencies or U.S. Holders that are traders in securities that elect to apply a mark-to-market accounting method; (d) U.S. Holders that have a “functional currency” other than the U.S. dollar; (e) U.S. Holders that are liable for the alternative minimum tax under the Code; (f) U.S. Holders that own Common Stock as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other arrangement involving more than one position; (g) U.S. Holders that acquired Common Stock in connection with the exercise of employee stock options or otherwise as compensation for services; (h) U.S. Holders that hold Common Stock other than as a capital asset within the meaning of Section 1221 of the Code; or (i) U.S. Holders that own (directly, indirectly, or constructively) 10% or more of the total combined voting power of all classes of shares of the Company entitled to vote. U.S. Holders that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisors regarding the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Stock.

        If an entity that is classified as a partnership for U.S. federal income tax purposes holds Common Stock, the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Stock to such partnership and the partners of such partnership generally will depend on the activities of the partnership and the status of such partners. Partners of entities that are classified as partnerships for U.S. federal income tax purposes should consult their own tax advisors regarding the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Stock.

Tax Consequences Other than U.S. Federal Income Tax Consequences Not Addressed

        This summary does not address the U.S. state and local, U.S. federal estate and gift, or foreign tax consequences to U.S. Holders of the acquisition, ownership, and disposition of Common Stock. Each U.S. Holder should consult its own tax advisor regarding the U.S. state and local, U.S. federal estate and gift, and foreign tax consequences of the acquisition, ownership, and disposition of Common Stock.

U.S.  Federal Income Tax Consequences of the Acquisition, Ownership, and Disposition of Common Stock

Distributions on Common Stock

General Taxation of Distributions

        Subject to the “passive foreign investment company” rules discussed below, a U.S. Holder that receives a distribution, including a constructive distribution, with respect to the Common Stock will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of the current or accumulated “earnings and profits” of the Company. To the extent that a distribution exceeds the current and accumulated “earnings and profits” of the Company, such distribution will be treated (a) first, as a tax-free return of capital to the extent of a U.S. Holder’s tax basis in the Common Stock and, (b) thereafter, as gain from the sale or exchange of such Common Stock. (See “Disposition of Common Stock” below).

Reduced Tax Rates for Certain Dividends

        For taxable years beginning after December 31, 2002 and before January 1, 2009, a dividend paid by the Company generally will be taxed at the preferential tax rates applicable to long-term capital gains if (a) the Company is a “qualified foreign corporation” (as defined below), (b) the U.S. Holder receiving such dividend is an individual, estate, or trust, and (c) such dividend is paid on Common Stock that have been held by such U.S. Holder for at least 61 days during the 121-day period beginning 60 days before the “ex-dividend date.”

        The Company generally will be a “qualified foreign corporation” under Section 1(h)(11) of the Code (a “QFC”) if (a) the Company is incorporated in a possession of the U.S., (b) the Company is eligible for the benefits of the Canada-U.S. Tax Convention, or (c) the Common Stock is readily tradable on an established securities market in the U.S. However, even if the Company satisfies one or more of such requirements, the Company will not be treated as a QFC if the Company is a “passive foreign investment company” (as defined below) for the taxable year during which the Company pays a dividend or for the preceding taxable year. In 2003, the U.S. Department of the Treasury (the “Treasury”) and the IRS announced that they intended to issue Treasury Regulations providing procedures for a foreign corporation to certify that it is a QFC. Although these Treasury Regulations have not yet been issued, the Treasury and the IRS have confirmed their intention to issue these Treasury Regulations. It is expected that these Treasury Regulations will obligate persons required to file information returns to report a dividend paid by a foreign corporation as a dividend from a QFC if the foreign corporation has, among other things, certified under penalties of perjury that the foreign corporation was not a “passive foreign investment company” for the taxable year during which the foreign corporation paid the dividend or for the preceding taxable year.

        As discussed below, the Company believes that it was a “passive foreign investment company” for the taxable year ended January 31, 2006, and expects that it will be a “passive foreign investment company” for the taxable year ending January 31, 2007. (See “Additional Rules that May Apply to U.S. Holders—Passive Foreign Investment Company” below). Accordingly, the Company does not expect to be a QFC for the taxable year ending January 31, 2007.

        If the Company is not a QFC, a dividend paid by the Company to a U.S. Holder, including a U.S. Holder that is an individual, estate, or trust, generally will be taxed at ordinary income tax rates (and not at the preferential tax rates applicable to long-term capital gains). The dividend rules are complex, and each U.S. Holder should consult its own tax advisor regarding the dividend rules.

Distributions Paid in Foreign Currency

        The amount of a distribution received on the Common Stock in foreign currency generally will be equal to the U.S. dollar value of such distribution based on the exchange rate applicable on the date of receipt. A U.S. Holder that does not convert foreign currency received as a distribution into U.S. dollars on the date of receipt generally will have a tax basis in such foreign currency equal to the U.S. dollar value of such foreign currency on the date of receipt. Such a U.S. Holder generally will recognize ordinary income or loss on the subsequent sale or other taxable disposition of such foreign currency (including an exchange for U.S. dollars).

Dividends Received Deduction

        Dividends received on the Common Stock generally will not be eligible for the “dividends received deduction.” The availability of the dividends received deduction is subject to complex limitations that are beyond the scope of this summary, and a U.S. Holder that is a corporation should consult its own tax advisor regarding the dividends received deduction.

Disposition of Common Stock

        A U.S. Holder will recognize gain or loss on the sale or other taxable disposition of Common Stock in an amount equal to the difference, if any, between (a) the amount of cash plus the fair market value of any property received and (b) such U.S. Holder’s adjusted tax basis in the Common Stock sold or otherwise disposed of. Subject to the “passive foreign investment company” rules discussed below, any such gain or loss generally will be capital gain or loss, which will be long-term capital gain or loss if the Common Stock is held for more than one year.

        Preferential tax rates apply to long-term capital gains of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gains of a U.S. Holder that is a corporation. Deductions for capital losses are subject to significant limitations under the Code.

Foreign Tax Credit

        A U.S. Holder that pays (whether directly or through withholding) Canadian income tax with respect to dividends received on the Common Stock generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax paid. Generally, a credit will reduce a U.S. Holder’s U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder’s income subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a taxable year.

        Complex limitations apply to the foreign tax credit, including the general limitation that the credit cannot exceed the proportionate share of a U.S. Holder’s U.S. federal income tax liability that such U.S. Holder’s “foreign source” taxable income bears to such U.S. Holder’s worldwide taxable income. In applying this limitation, a U.S. Holder’s various items of income and deduction must be classified, under complex rules, as either “foreign source” or “U.S. source.” In addition, this limitation is calculated separately with respect to specific categories of income (including “passive income,” “high withholding tax interest,” “financial services income,” “general income,” and certain other categories of income). Gain or loss recognized by a U.S. Holder on the sale or other taxable disposition of Common Stock generally will be treated as “U.S. source” for purposes of applying the foreign tax credit rules. Dividends received on the Common Stock generally will be treated as “foreign source” and generally will be categorized as “passive income” or, in the case of certain U.S. Holders, “financial services income” for purposes of applying the foreign tax credit rules. However, for taxable years beginning after December 31, 2006, the foreign tax credit limitation categories are reduced to “passive category income” and “general category income” (and the other categories of income, including “financial services income,” are eliminated). The foreign tax credit rules are complex, and each U.S. Holder should consult its own tax advisor regarding the foreign tax credit rules.

Information Reporting; Backup Withholding Tax

        Payments made within the U.S., or by a U.S. payor or U.S. middleman, of dividends on, or proceeds arising from the sale or other taxable disposition of, Common Stock generally will be subject to information reporting and backup withholding tax, at the rate of 28%, if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. taxpayer identification number (generally on Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, U.S. Holders that are corporations generally are excluded from these information reporting and backup withholding tax rules. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes required information to the IRS. Each U.S. Holder should consult its own tax advisor regarding the information reporting and backup withholding tax rules.

Additional Rules that May Apply to U.S. Holders

        If the Company is a “controlled foreign corporation” or a “passive foreign investment company” (each as defined below), the preceding sections of this summary may not describe the U.S. federal income tax consequences to a U.S. Holder of the acquisition, ownership, and disposition of Common Stock.

Controlled Foreign Corporation

        The Company generally will be a “controlled foreign corporation” under Section 957(a) of the Code (a “CFC”) if more than 50% of the total voting power or the total value of the outstanding shares of the Company is owned, directly or indirectly, by citizens or residents of the U.S., domestic partnerships, domestic corporations, domestic estates, or domestic trusts (each as defined in Section 7701(a)(30) of the Code), each of which own, directly or indirectly, 10% or more of the total voting power of the outstanding shares of the Company (a “10% Shareholder”).

        If the Company is a CFC, a 10% Shareholder generally will be subject to current U.S. federal income tax with respect to (a) such 10% Shareholder’s pro rata share of the “subpart F income” (as defined in Section 952 of the Code) of the Company and (b) such 10% Shareholder’s pro rata share of the earnings of the Company invested in “United States property” (as defined in Section 956 of the Code). In addition, under Section 1248 of the Code, any gain recognized on the sale or other taxable disposition of Common Stock by a U.S. Holder that was a 10% Shareholder at any time during the five-year period ending with such sale or other taxable disposition generally will be treated as a dividend to the extent of the “earnings and profits” of the Company that are attributable to such Common Stock. If the Company is both a CFC and a “passive foreign investment company” (as defined below), the Company generally will be treated as a CFC (and not as a “passive foreign investment company”) with respect to any 10% Shareholder.

        The Company does not believe that it has previously been, or currently is, a CFC. However, there can be no assurance that the Company will not be a CFC for the current or any subsequent taxable year.

Passive Foreign Investment Company

        The Company generally will be a “passive foreign investment company” under Section 1297(a) of the Code (a “PFIC”) if, for a taxable year, (a) 75% or more of the gross income of the Company for such taxable year is passive income or (b) on average, 50% or more of the assets held by the Company either produce passive income or are held for the production of passive income, based on the fair market value of such assets (or on the adjusted tax basis of such assets, if the Company is not publicly traded and either is a “controlled foreign corporation” or makes an election). “Passive income” includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions. However, for transactions entered into after December 31, 2004, active business gains arising from the sale or exchange of commodities by the Company generally are excluded from “passive income” if substantially all of the Company’s commodities are (a) stock in trade of the Company or other property of a kind that would properly be included in inventory of the Company, or property held by the Company primarily for sale to customers in the ordinary course of business, (b) property used in the trade or business of the Company that would be subject to the allowance for depreciation under section 167 of the Code, or (c) supplies of a type regularly used or consumed by the Company in the ordinary course of its trade or business.

        For purposes of the PFIC income test and asset test described above, if the Company owns, directly or indirectly, 25% or more of the total value of the outstanding shares of another foreign corporation, the Company will be treated as if it (a) held a proportionate share of the assets of such other foreign corporation and (b) received directly a proportionate share of the income of such other foreign corporation. In addition, for purposes of the PFIC income test and asset test described above, “passive income” does not include any interest, dividends, rents, or royalties that are received or accrued by the Company from a “related person” (as defined in Section 954(d)(3) of the Code), to the extent such items are properly allocable to the income of such related person that is not passive income.

        The Company believes that it was a PFIC for the taxable year ended January 31, 2006, and expects that it will be a PFIC for the taxable year ending January 31, 2007. The determination of whether the Company was, or will be, a PFIC for a taxable year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to various interpretations. In addition, whether the Company will be a PFIC for the taxable year ending January 31, 2007 and each subsequent taxable year depends on the assets and income of the Company over the course of each such taxable year and, as a result, cannot be predicted with certainty as of the date of this Annual Report. Accordingly, there can be no assurance that the IRS will not challenge the determination made by the Company concerning its PFIC status or that the Company was not, or will not be, a PFIC for any taxable year.

Default PFIC Rules Under Section 1291 of the Code

        If the Company is a PFIC, the U.S. federal income tax consequences to a U.S. Holder of the acquisition, ownership, and disposition of Common Stock will depend on whether such U.S. Holder makes an election to treat the Company as a “qualified electing fund” or “QEF” under Section 1295 of the Code (a “QEF Election”) or a mark-to-market election under Section 1296 of the Code (a “Mark-to-Market Election”). A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election will be referred to in this summary as a “Non-Electing U.S. Holder.”

        A Non-Electing U.S. Holder will be subject to the rules of Section 1291 of the Code with respect to (a) any gain recognized on the sale or other taxable disposition of Common Stock and (b) any excess distribution received on the Common Stock. A distribution generally will be an “excess distribution” to the extent that such distribution (together with all other distributions received in the current taxable year) exceeds 125% of the average distributions received during the three preceding taxable years (or during a U.S. Holder’s holding period for the Common Stock, if shorter).

        Under Section 1291 of the Code, any gain recognized on the sale or other taxable disposition of Common Stock, and any excess distribution received on the Common Stock, must be ratably allocated to each day in a Non-Electing U.S. Holder’s holding period for the Common Stock. The amount of any such gain or excess distribution allocated to prior years of such Non-Electing U.S. Holder’s holding period for the Common Stock (other than years prior to the first taxable year of the Company beginning after December 31, 1986 for which the Company was not a PFIC) will be subject to U.S. federal income tax at the highest tax rate applicable to ordinary income in each such prior year. A Non-Electing U.S. Holder will be required to pay interest on the resulting tax liability for each such prior year, calculated as if such tax liability had been due in each such prior year. Such a Non-Electing U.S. Holder that is not a corporation must treat any such interest paid as “personal interest,” which is not deductible. The amount of any such gain or excess distribution allocated to the current year of such Non-Electing U.S. Holder’s holding period for the Common Stock will be treated as ordinary income in the current year, and no interest charge will be incurred with respect to the resulting tax liability for the current year.

        If the Company is a PFIC for any taxable year during which a Non-Electing U.S. Holder holds Common Stock, the Company will continue to be treated as a PFIC with respect to such Non-Electing U.S. Holder, regardless of whether the Company ceases to be a PFIC in one or more subsequent taxable years. A Non-Electing U.S. Holder may terminate this deemed PFIC status by electing to recognize gain (which will be taxed under the rules of Section 1291 of the Code discussed above) as if such Common Stock were sold on the last day of the last taxable year for which the Company was a PFIC.

QEF Election

        The procedure for making a QEF Election, and the U.S. federal income tax consequences of making a QEF Election, will depend on whether such QEF Election is timely. A QEF Election generally will be “timely” if it is made for the first year in a U.S. Holder’s holding period for the Common Stock in which the Company is a PFIC. In this case, a U.S. Holder may make a timely QEF Election by filing the appropriate QEF Election documents with such U.S. Holder’s U.S. federal income tax return for such first year. However, if the Company was a PFIC in a prior year in a U.S. Holder’s holding period for the Common Stock, then in order to be treated as making a “timely” QEF Election, such U.S. Holder must elect to recognize gain (which will be taxed under the rules of Section 1291 of the Code discussed above) as if the Common Stock were sold on the qualification date for an amount equal to the fair market value of the Common Stock on the qualification date. The “qualification date” is the first day of the first taxable year in which the Company was a QEF with respect to such U.S. Holder. In addition, under very limited circumstances, a U.S. Holder may make a retroactive QEF Election if such U.S. Holder failed to file the QEF Election documents in a timely manner.

        A QEF Election will apply to the taxable year for which such QEF Election is made and to all subsequent taxable years, unless such QEF Election is invalidated or terminated or the IRS consents to revocation of such QEF Election. If a U.S. Holder makes a QEF Election and, in a subsequent taxable year, the Company ceases to be a PFIC, the QEF Election will remain in effect (although it will not be applicable) during those taxable years in which the Company is not a PFIC. Accordingly, if the Company becomes a PFIC in another subsequent taxable year, the QEF Election will be effective and the U.S. Holder will be subject to the QEF rules described above during any such subsequent taxable year in which the Company qualifies as a PFIC. In addition, the QEF Election will remain in effect (although it will not be applicable) with respect to a U.S. Holder even after such U.S. Holder disposes of all of such U.S. Holder’s direct and indirect interest in the Common Stock. Accordingly, if such U.S. Holder reacquires an interest in the Company, such U.S. Holder will be subject to the QEF rules described above for each taxable year in which the Company is a PFIC.

        A U.S. Holder that makes a timely QEF Election generally will not be subject to the rules of Section 1291 of the Code discussed above. For example, a U.S. Holder that makes a timely QEF Election generally will recognize capital gain or loss on the sale or other taxable disposition of Common Stock.

        However, for each taxable year in which the Company is a PFIC, a U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such U.S. Holder’s pro rata share of (a) the net capital gain of the Company, which will be taxed as long-term capital gain to such U.S. Holder, and (b) and the ordinary earnings of the Company, which will be taxed as ordinary income to such U.S. Holder. Generally, “net capital gain” is the excess of (a) net long-term capital gain over (b) net short-term capital loss, and “ordinary earnings” are the excess of (a) “earnings and profits” over (b) net capital gain. A U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such amounts for each taxable year in which the Company is a PFIC, regardless of whether such amounts are actually distributed to such U.S. Holder by the Company. However, a U.S. Holder that makes a QEF Election may, subject to certain limitations, elect to defer payment of current U.S. federal income tax on such amounts, subject to an interest charge. If such U.S. Holder is not a corporation, any such interest paid will be treated as “personal interest,” which is not deductible.

        A U.S. Holder that makes a QEF Election generally (a) may receive a tax-free distribution from the Company to the extent that such distribution represents “earnings and profits” of the Company that were previously included in income by the U.S. Holder because of such QEF Election and (b) will adjust such U.S. Holder’s tax basis in the Common Stock to reflect the amount included in income or allowed as a tax-free distribution because of such QEF Election.

        Each U.S. Holder should consult its own tax advisor regarding the availability of, and procedure for making, a QEF Election. U.S. Holders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF, or that the Company will supply U.S. Holders with information that such U.S. Holders require to report under the QEF rules, in the event that the Company is a PFIC and a U.S. Holder wishes to make a QEF Election.

Mark-to-Market Election

        A U.S. Holder may make a Mark-to-Market Election only if the Common Stock is marketable stock. The Common Stock generally will be “marketable stock” if the Common Stock is regularly traded on a qualified exchange or other market. For this purpose, a “qualified exchange or other market” includes (a) a national securities exchange that is registered with the Securities and Exchange Commission, (b) the national market system established pursuant to section 11A of the Securities and Exchange Act of 1934, or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure, surveillance, and other requirements designed to prevent fraudulent and manipulative acts and practices, remove impediments to and perfect the mechanism of a free, open, fair, and orderly market, and protect investors (and the laws of the country in which the foreign exchange is located and the rules of the foreign exchange ensure that such requirements are actually enforced) and (ii) the rules of such foreign exchange effectively promote active trading of listed stocks. If the Common Stock is traded on such a qualified exchange or other market, the Common Stock generally will be “regularly traded” for any calendar year during which the Common Stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter.

        A Mark-to-Market Election applies to the taxable year in which such Mark-to-Market Election is made and to each subsequent taxable year, unless the Common Stock cease to be “marketable stock” or the IRS consents to revocation of such election. Each U.S. Holder should consult its own tax advisor regarding the availability of, and procedure for making, a Mark-to-Market Election.

        A U.S. Holder that makes a Mark-to-Market Election generally will not be subject to the rules of Section 1291 of the Code discussed above. However, if a U.S. Holder makes a Mark-to-Market Election after the beginning of such U.S. Holder’s holding period for the Common Stock and such U.S. Holder has not made a timely QEF Election, the rules of Section 1291 of the Code discussed above will apply to certain dispositions of, and distributions on, the Common Stock.

        A U.S. Holder that makes a Mark-to-Market Election will include in ordinary income, for each taxable year in which the Company is a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the Common Stock as of the close of such taxable year over (b) such U.S. Holder’s adjusted tax basis in such Common Stock. A U.S. Holder that makes a Mark-to-Market Election will be allowed a deduction in an amount equal to the lesser of (a) the excess, if any, of (i) such U.S. Holder’s adjusted tax basis in the Common Stock over (ii) the fair market value of such Common Stock as of the close of such taxable year or (b) the excess, if any, of (i) the amount included in ordinary income because of such Mark-to-Market Election for prior taxable years over (ii) the amount allowed as a deduction because of such Mark-to-Market Election for prior taxable years.

        A U.S. Holder that makes a Mark-to-Market Election generally will adjust such U.S. Holder’s tax basis in the Common Stock to reflect the amount included in gross income or allowed as a deduction because of such Mark-to-Market Election. In addition, upon a sale or other taxable disposition of Common Stock, a U.S. Holder that makes a Mark-to-Market Election will recognize ordinary income or loss (not to exceed the excess, if any, of (a) the amount included in ordinary income because of such Mark-to-Market Election for prior taxable years over (b) the amount allowed as a deduction because of such Mark-to-Market Election for prior taxable years).

Other PFIC Rules

        Under Section 1291(f) of the Code, the IRS has issued proposed Treasury Regulations that, subject to certain exceptions, would cause a U.S. Holder that had not made a timely QEF Election to recognize gain (but not loss) upon certain transfers of Common Stock that would otherwise be tax-deferred (such as gifts and exchanges pursuant to tax-deferred reorganizations under Section 368 of the Code). However, the specific U.S. federal income tax consequences to a U.S. Holder may vary based on the manner in which Common Stock is transferred.

        Certain additional adverse rules will apply with respect to a U.S. Holder if the Company is a PFIC, regardless of whether such U.S. Holder makes a QEF Election. For example under Section 1298(b)(6) of the Code, a U.S. Holder that uses Common Stock as security for a loan will, except as may be provided in Treasury Regulations, be treated as having made a taxable disposition of such Common Stock.

        The PFIC rules are complex, and each U.S. Holder should consult its own tax advisor regarding the PFIC rules and how the PFIC rules may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Stock.

Recent Sales of Unregistered Securities

        For a discussion of the recent sale of unregistered securities by the Company, see” MD & A — Liquidity and Capital Resources”.

Item 6.   SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The selected consolidated financial information set forth below for each of the five years ended January 31, 2006 has been derived from the Consolidated Financial Statements of the Company prepared in accordance with generally accepted accounting principles in Canada. These principles are also in conformity, in all material respects, with generally accepted accounting principles in the United States except as described in Note 15 of the Notes to Consolidated Financial Statements. The selected consolidated financial information should be read in conjunction with the MD & A discussion below and the Consolidated Financial Statements and related notes thereto included on pages F-1 to F-23 herein. References in this Annual Report on Form 10-K to “Notes” are intended to refer to the Notes to the Consolidated Financial Statements included herein.

        Since its formation, the Company’s activities have consisted primarily of acquiring interests in mineral properties, exploration of those properties and acquiring financing for such purposes. Consequently, the Selected Consolidated Financial Information may not indicate the Company’s future financial performance.

Selected Consolidated Financial Information

	Fiscal Year Ended January 31

	2006	2005	2004	2003	2002

	(In Canadian dollars) (000's except for net loss per common share data)

Writedown and abandonment of properties, plant
and equipment	907	—	—	3,142	86
Net loss for the year	(8,259)	(3,741)	(1,199)	(4,468)	(1,961)
Basic and diluted net loss per common share	(0.17)	(0.10)	(0.06)	(0.27)	(0.21)
Weighted average common shares outstanding	49,112	38,950	21,350	16,439	9,142
Working capital (deficit)	8,611	3,296	1,722	(63)	376
Total assets	13,498	6,482	2,819	96	3,516
Long-term debentures payable	—	—	—	1,279	1,279
Deficit	(45,794)	(37,534)	(33,793)	(32,594)	(28,125)
Total shareholders' equity (deficit)	13,145	6,133	2,450	(1,557)	1,983

Selected Quarterly Financial Information

	For the three months ended

	January 31, 2006	October 31, 2005	July 31, 2005	April 30, 2005

	(In Canadian dollars) (000's except for net loss per common share data)

Net loss for the quarter	(2,746)	(2,242)	(1,995)	(1,276)
Basic and diluted net loss per common share	(0.06)	(0.04)	(0.04)	(0.03)
Total assets	13,498	15,009	14,118	6,196
Working capital	8,611	9,985	9,411	2,752
Stockholders' equity	13,145	14,826	13,740	5,923

Exchange Rates

        On April 17, 2006, the noon buying rate in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York, was $1.00 (Canadian) = U.S. $0.8732. The following table sets forth, for each of the years indicated, additional information with respect to the noon buying rate for $1.00 (Canadian). Such rates are set forth as U.S. dollars per Canadian. $1.00 and are based upon the rates quoted by the Federal Reserve Bank of New York.

Rate	2005	2004	2003	2002	2001

Last Day	0.8579	0.8310	0.7539	0.6542	0.6279
Average(1)	0.8276	0.7745	0.7289	0.6386	0.6446
High	0.8690	0.8493	0.7880	0.6619	0.6697
Low	0.7872	0.7177	0.6530	0.6200	0.6241
(1) The average rate means the average of the exchange rates on the last day of each month during the year.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations.

For the Years Ended January 31, 2006, 2005 and 2004

        The Company is engaged in the business of exploring for and, if warranted, developing mineral properties and is concentrating its current acquisition and exploration efforts on those properties which the Company believes have large scale gold potential. The Company has been focusing on properties located in the Tapajos Gold District of Brazil’s northerly Para State (collectively the “Properties”).

        The Company has had no significant revenues from operations other than rental income related to the Diamond Recovery Plant, totaling approximately $1,079,000 from inception through March 2003, when the Plant was sold. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company’s existing Properties are gold prospects in Brazil, as discussed in Note 4, which were acquired during fiscal 2004 and 2005. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management’s estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs. As discussed below, based on the results of the testing performed at the Mamoal Property, the net capitalized costs related to the Mamoal Property totaling $906,535 were written off during the fourth quarter of fiscal 2006.

        The Company’s mineral properties and deferred expenditures increased to $4,492,503 at January 31, 2006 from $2,817,746 at January 31, 2005 as a result of acquisition costs totaling $753,897 and exploration costs totaling $1,827,395 related to the activities on the Company’s Brazilian Properties as further described in Note 4, less the write-off of the Mamoal Property costs totaling $906,535 as discussed above. The total increase during fiscal 2005 in mineral properties and deferred expenditures of $2,103,463 represented the total of acquisition costs of $555,069 and exploration costs of $1,549,394 related to the activities on the Company’s Brazilian Properties as further described in Note 4. The increases were primarily due to the acquisition and exploration costs totaling $1,827,112 and $1,943,729 during fiscal 2006 and 2005, respectively, related to the Company’s project at the Tocantinzinho Properties.

        The Company completed a diamond drill program consisting of twenty holes (approximately 4000 meters) at the Tocantinzinho Properties during fiscal 2005 in which 19 of 20 holes encountered mineralization. The Company completed a follow-up fourteen-hole Phase III drilling program at the Tocantinzinho Properties in the third quarter of fiscal 2006. A total of thirty four (34) core holes have now been completed on the property. Drill results to date indicate an extended strike length of mineralization of greater than 650 meters in length and confirm the earlier reported intercepts of continuous lower grade mineralization with several zones of high grade from 26.82 to 374.40 grams of gold per ton over widths of 2.5 to 0.85 meters. Additionally, the Company completed both a ground magnetic survey and metallurgical testing of drill core samples of the Tocantinzinho Properties during fiscal 2005 and 2006 and was encouraged by the results.

        In October, 2005 the Company reported results of extensive fixed-wing airborne magnetic and radioactive surveys completed over the Tocantinzinho and Mamoal Properties. These geophysical surveys have located several significant additional magnetic low areas which will now be the subject of further exploration and drilling.

        In fiscal 2005 the Company carried out a regional soil auger sampling program on its Mamoal Property, in conjunction with channel-sampling of old pits and rock-chip sampling. At the Mamoal Property, core drilling commenced in November 2005 and was completed in January 2006.

        An extensive grid soil geochemical survey was conducted at Mamoal during fiscal 2006. Hand-augered soil samples were collected over two specific areas identified in previous soil sampling programs as being gold anomalous. One area is called Itapecoim, where 544 augered soil samples were collected and chemically analyzed for gold in fiscal 2006. The second area is called Agua Limpa, where 426 augered soil samples were collected in fiscal 2006. Following the geochemical results, seven core holes were drilled for a total of 1,342.7 meters, with 394 core samples assayed. The best intersection returned 0.30 meter at 6.49 grams Au per tonne. The results of the above testing were not encouraging, and the Company may cease exploration of this project or seek a joint venture partner. Accordingly, the net capitalized costs related to the Mamoal Property totaling $906,535 were written off during the fourth quarter of fiscal 2006.

        At the Company’s Batalha property a detailed geological survey was followed by an auger geochemical survey. These programs were conducted between February and April 2006 and results are being reviewed and analyzed at the present time.

         The Company has signed a 3,000-meter drilling contract for continued drilling at the Tocantinzinho Properties, and work has commenced as of April 17, 2006. Detailed results of the above testing at the Tocantinzinho Properties, including maps of the ground magnetic results and mineralization found by the core drilling program, are located at the Company’s website, www.brazauroresources.com.

        The Company has not received any revenues from mining operations since inception. During the years ended January 31, 2006 and 2005 the Company’s revenues were comprised primarily of interest income on proceeds received from prior financings and gains on sales of equipment. The Company’s revenues during fiscal 2004 were primarily comprised of the gain from the sale of the Diamond Recovery Plant (“the Plant”). The Plant was sold to a third party for $350,000 (U.S.) and was fully depreciated at disposal. As discussed in Note 4, the Plant was located on the American Mine Property. The Company recorded a retirement obligation for leasehold reclamation of approximately $142,000 during fiscal 2004, which represents the estimated costs to return the leased property to its original condition and to complete environmental reclamation as required by the Arkansas regulatory authorities.

        General and administrative expenses totaled approximately $7,048,000 during fiscal 2006 as compared to approximately $3,747,000 during fiscal 2005, representing an increase of approximately $3,301,000 or 88%. Included in general and administrative expenses for fiscal 2006 and 2005 was approximately $4,482,000 and $2,123,000, respectively, of stock compensation expense recorded using the fair value method, which was an increase of approximately $2,359,000 from fiscal 2005 to fiscal 2006. The remaining increase in general and administrative expenses of approximately $942,000 was primarily related to the increased activities surrounding the exploration program underway in Brazil during fiscal 2006. After excluding the effect of the stock compensation expense recorded in fiscal 2006 and 2005, in comparison to fiscal 2005, salaries in fiscal 2006 increased by approximately $424,000 as additional personnel were added in Brazil, a vice president of exploration was hired, and bonuses totaling approximately $270,000 were awarded to certain directors. Consulting and professional fees related to the additional activity in the Brazilian exploration program increased by approximately $302,000 during fiscal 2006 as compared to fiscal 2005.

        General and administrative expenses increased by approximately $2,343,000, or 167%, from fiscal 2004 to fiscal 2005. As discussed above and in Note 8, the company recorded stock compensation expense using the fair value method of approximately $2,123,000 during fiscal 2005 as compared to approximately $462,000 for fiscal 2004, an increase of approximately $1,661,000. An additional increase in salaries from 2004 to 2005 of approximately $274,000, after excluding the effects of the stock compensation expense discussed in the preceding sentence, related to the addition of personnel in Brazil and an increase in salaries for management and support staff related to the increase in exploration activity. Similarly, the Company experienced an increase from 2004 to 2005 in entertainment, office expenses, professional fees and promotional expenses totaling approximately $356,000 related to increased activities in establishing offices in Brazil and increased communications with investors as the exploration programs in Brazil were advanced.

        Salaries, professional and consulting fees totaling approximately $1,081,000 were incurred during 2004 as the Company commenced the evaluation of several mineral prospects, principally gold prospects in Brazil. In particular, the Company hired a new president and retained the services of an exploration project manager and an administrator for the Brazilian Properties during fiscal 2004.

        The Company anticipates that general and administrative expenses during fiscal 2007 will increase from the level experienced in fiscal 2006 as the Company incurs additional consulting and exploration expenditures related to the Brazilian Properties.

Financial Condition; Liquidity and Capital Resources.

        As of January 31, 2006, the Company had working capital of $8,610,778 as compared to working capital of $3,296,092 at January 31, 2005. At January 31, 2006, the Company had current assets of $8,964,749, including $8,955,186 in cash and $9,563 in accounts receivable compared to total current liabilities of $353,971.

        In the first quarter of fiscal 2002, the Company completed the issuance of $1,278,595 principal amount of 10% secured convertible debentures (“the Debentures”). The Debentures were convertible into units at the rate of one unit for each $2.87 principal amount of the Debentures until February 16, 2003. Each unit was to consist of one common share of the Company and one share purchase warrant with an exercise price of $3.15, exercisable through August 16, 2003. The conversion and share purchase warrant prices above were adjusted to reflect the Company’s seven for one share consolidation on November 27, 2001.

        On February 11, 2003, the holders of the Debentures approved the amendment of the conversion price of the units to $0.30 and the extension of the maturity date of the Debentures to February 16, 2004. As amended, each of the 4,261,983 units would consist of one common share of the Company and one share purchase warrant with an exercise price of $0.30, exercisable through February 16, 2004. Additionally, the terms of the Debenture were amended to include a mandatory conversion provision which will require conversion of all Debentures and exercise of all related warrants within 30 days after the closing price of the Company’s common shares has exceeded $0.375 for ten consecutive trading days.

        Interest at the rate of 10% was payable on conversion or maturity in cash, or at the election of the Company, in common shares valued at the weighted average trading price of the common shares of the Company for the ten trading days preceding the interest payment date. The Debentures were secured by a general security interest in the Company’s current and future assets and by the stock of Star U.S., Inc. (“Star”), a wholly owned subsidiary of the Company, and a wholly-owned subsidiary of Star.

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

        The Company received approximately $1,138,000 during fiscal 2002 representing subscriptions for a private placement of the Company’s common shares. A total of 5,691,376 units were issued at a price of $0.20 per unit, each unit to consist of one common share and one share purchase warrant with an exercise price of $0.25. The share purchase warrants originally had an expiration date of January 29, 2003, and that date was extended during fiscal 2003 to January 29, 2004. A total of 5,669,101 warrants were exercised in January 2004, and the Company received total exercise proceeds of $1,417,275. A total of 22,275 warrants expired unused on January 29, 2004.

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

        In November 2004, the Company completed a private placement of 2,112,500 common shares of the Company at a price of $0.85 per share and received proceeds totaling $1,795,625. In consideration for assistance with the private placement, the Company paid finders’ fees of $96,950 in cash and issued 113,000 share purchase warrants entitling the finders to purchase 113,000 common shares of the Company at $1.05 per share until November 2, 2005. In fiscal 2006, the holders of the share purchase warrants elected to exercise 113,000 warrants and the Company received proceeds of approximately $118,650.

        In December 2004, the Company completed a private placement of 2,150,000 common shares of the Company at a price of $1.00 per share and received proceeds of $2,150,000.

        During August 2005 the Company closed a private placement of 5,000,000 units at $1.90 per unit for gross proceeds of $9,500,000. The Company paid a brokerage commission on the placement of $475,000. Each unit consists of one common share and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of the Company at $3.80 for a period of one year. If the shares of the Company trade at $4.80 or higher on each trading day during a thirty day period, the exercise period of the warrants will accelerate and holders will have a period of 30 days thereafter to exercise their warrants, failing which they will expire. As of January 31, 2006, all of the 2,500,000 share purchase warrants are outstanding.

        During fiscal 2006, 2005 and 2004 the Company received cash proceeds of $1,287,142, $477,577, and $424,919 representing the exercise of 2,748,929, 1,638,571, and 1,884,376 stock options, respectively, by officers, directors, employees and consultants at exercise prices from $0.10 to $1.30.

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

        The Company has no properties that have proven to be commercially developable and has no significant revenues from mining operations other than the rentals received from the Plant and the proceeds from the sales of the Plant and related equipment. The rights and interests in the Tocantinzinho, Mamoal and Batalha Properties in Brazil constitute the Company’s current mineral holdings. The Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct additional exploration activities on new prospects. The Company intends to seek additional equity financing during fiscal 2007, including the potential exercise of outstanding options and warrants. The inability of the Company to raise further equity financing will adversely affect the Company’s business plan, including its ability to acquire additional properties and perform exploration activities on existing properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the fluctuation in the price of its common stock, the number of shares outstanding and the Company’s limited and speculative asset base of exploration properties and prospects.

Contractual Obligations

As of January 31, 2006, the Company had no outstanding long-term debt, capital leases or other purchase obligations. The Company’s operating lease obligations as of January 31, 2006 are as follows (in U.S. dollars):

	Payments due by period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations
Mineral Properties	$215,000	$65,000	$85,000	$65,000	$—

Additionally, the Company has lease payments required to maintain its current interests in its mineral properties. While these payments are not fixed obligations since the Company can abandon the mineral properties at any time without penalty or further payments, these payments are required in order to maintain the Company’s interests. The timing of all such payments is as follows (all amounts are in U.S. dollars): $355,000 and 200,000 common shares of the Company for the year ended January 31, 2007, and $2,010,000 and 700,000 common shares for the two years ended January 31, 2009.

Off-Balance Sheet Arrangements.

         As of April 28, 2006, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation.

        As the Company is not anticipating recording sales and revenues from operations in the short term, a discussion of the effect of inflation and changing prices on its operations is not relevant.

Differences Between Canadian and United States Generally Accepted Accounting Principles

        At the present stage of the Company’s business development, there are no significant differences between Canadian and United States generally accepted accounting principles that impact the Consolidated Balance Sheets, the Consolidated Statements of Operations, the Consolidated Statements of Shareholders’ Equity (Deficit) and the Consolidated Statements of Cash Flows except for the capitalization of mineral properties and deferred expenditures as discussed in Note 15 to Notes to Consolidated Financial Statements.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of the Company included as part of this Annual Report on Form 10-K (F-1 to F-23) are incorporated by reference in response to this Item 8. An index to the Consolidated Financial Statements is included in Item 14.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.   CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report, and he concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

(b)	Changes in internal controls.

There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Internal control over financial reporting.

Internal control over financial reporting is defined as a process designed by, or under the supervision of our Chief Executive and Financial Officer, and effected by our Board of Directors, through our audit committee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These include procedures that (i) pertain to maintenance in reasonable detail to accurately reflect our transactions and disposition of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

We are not required to report management’s assessment of the effectiveness of our internal controls over financial reporting, and we have not undertaken the kind of review of such controls that we would have been required to undertake if we were required to make such a report. However, we have noted certain deficiencies in our systems of internal control, from our limited reviews of such controls in connection with our review of disclosure controls and procedures above. These deficiencies include lack of segregation of duties, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, and lack of a formal budgeting process. We have not instituted new internal control processes related to these deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review. Accordingly, our internal control over financial reporting may be subject to control deficiencies as a result of the identified deficiencies reported herein as well as any that we have not identified.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers of the Company, their ages and term of continuous service are as follows:

Name	Age	Position with Registrant	Served As a Director and/ or Officer Since
D. Harry W. Dobson	58	Director	May 27, 2005
Patrick L. Glazier	48	Director	July 8, 1998
Brian C. Irwin	66	Director	October 3, 1995
Mark E. Jones, III	66	Director, Chairman & CEO	March 12, 1986
Leendert G. Krol	66	Director	March 6, 2003
Daniel B. Leonard	69	Director	October 20, 1999
Dr. Roger Howard Mitchell	66	Director	June 14, 1993
Dr. Roger David Morton	70	Director	June 14, 1993
Stephen Zahony	64	Vice President - Exploration	April 1, 2005

        D. Harry W. Dobson. Mr. Dobson has served as the Chairman of Kirkland Lake Gold Inc. for the past five years. Mr. Dobson also serves as a director of Mountain Province Diamonds, Inc.

        Patrick L. Glazier. Mr. Glazier has served as the President of East Fraser Fiber Co. Ltd. based in Prince George, British Columbia for the past five years.

        Brian C. Irwin. For the past five years, Mr. Irwin’s principal occupation was been the practice of law as a partner of DuMoulin Black in Vancouver, British Columbia, until his retirement in June 2005.

        Mark E. Jones, III. Mr. Jones has served as a Director of the Board of Crown Resources Corporation since January 1987. Crown Resources Corporation, based in Denver, Colorado, is publicly traded on the OTC Bulletin Board and is engaged in the exploration and development of mineral properties, primarily gold. Mr. Jones served as the President of the Company from 1986 to June 1990, from July 2001 to the March 2003, and from May 2005 until the present. Mr. Jones is also a director of Solitario Resources Corporation. In his capacity as Chairman of the Board of Directors, Mr. Jones is the chief executive officer and chief financial officer of the Company.

        Leendert G. Krol. Until his retirement in April 2001, Mr. Krol had spent 13 years with Newmont Mining Corporation including the last 10 years, successively, as Director of Foreign Operation, Vice President Exploration and Vice President International Exploration. Mr. Krol served as the Company’s president from March 2003 until May 2005.

        Dan Leonard. Mr. Leonard served as Senior Vice President of INVESCO for twenty-four years until his retirement in January 1999. Mr. Leonard also serves as a Director of Solitario Resources Corporation.

        Dr. Roger Howard Mitchell. For the past seven years, Dr. Mitchell has served as a Professor of Geology at Lakehead University, Thunder Bay, Ontario. Dr. Mitchell received his B.Sc. from the University of Manchester, 1964; M.Sc. from Manchester, 1966; Ph.D from McMaster University, 1969; and a D.Sc in 1978 from the University of Manchester. He was elected a Fellow of the Royal Society of Canada in 1994.

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

        Mr. Stephen G. Zahony. Prior to his employment with the Company, Mr. Zahony worked as a self-employed consultant. Mr. Zahony served as Chief Geologist for Saudi Arabian Mining Co. from March, 2000 to April, 2002. Mr. Zahony has a M.A. degree from Dartmouth College and has forty years of exploration and mining experience with a number of major and junior mining and exploration companies.

        All of the directors are residents of Canada except for Messrs. Jones, Krol and Leonard, who reside in the United States, and Mr. Dobson, who resides in Monaco. Mr. Zahony resides in the United States. All directors are elected annually by the shareholders and hold office until the next Annual Meeting of Shareholders. Each officer of the Company holds office at the pleasure of the Board of Directors. No director or officer of the Company has any family relationship with any other officer or director of the Company.

        Messrs. Leonard, Mitchell and Morton are members of the Company’s audit committee, all of whom are “independent directors” under the rules of the Securities Exchange Act of 1934, as amended. At the present time, the Company does not have an Audit Committee Financial Expert, although the Company hopes to add such an individual to the audit committee if circumstances allow. Messrs. Jones, Mitchell and Morton are members of the Company’s Environmental Committee and Messrs. Morton and Jones serve as members of the Company’s Compensation Committee. Operating within the guidance provided by the Company’s Board of Directors, the Compensation Committee’s role is to assure that the Company’s executive compensation strategy is aligned with the interests of the shareholders, and the Company’s compensation structure will allow for fair and reasonable base salary levels and the opportunity for executives to earn compensation that reflects both Company and individual performance.

Certain Significant Employees or Consultants

        The Company has consulting relationships with other geologists and persons that are included in its projects and properties from time to time, none of which are currently material to the Company.

Codes of Ethics.

         Due to the limited number of officers of the Company, a formal code of ethics has not been adopted by the Company.

Item 11.   EXECUTIVE COMPENSATION

Officers

        The Company has no long-term incentive plans. However stock options are awarded from time-to-time in the discretion of the Board of Directors and the Compensation Committee. The following tables set forth all annual and long-term compensation for services in all capacities to the Company and its subsidiaries for the three most recently completed financial years, including information regarding stock option awards made under the Company’s Stock Option Plan.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary US($)	Bonus ($)	Other Annual Compenation ($)	Securities Under Options Granted (#)	Restricted Shares ($)	LTIP Payouts ($)	All Other Compensation(3) US($)

Mark E. Jones, III	2006	120,000	106,000	—	655,490	—	—	7,800
Chairman	2005	120,000	8,000	—	1,114,434	—	—	7,800
	2004	65,000	—	—	775,000	—	—	7,800

Leendert G. Krol	2006	88,000	106,000	—	624,215	—	—	—
Leendert G. Krol	2005	120,000	10,000	—	857,829	—	—	—
President (1)	2004	64,000	—	—	1,387,501	—	—	—

Stephen G. Zahony	2006	85,333	4,000	—	656,373	—	—	—
Vice President(2)
(1) Mr. Krol began serving as the Company’s President in March 2003 and retired in May 2005. (2) Mr. Zahony began serving as the Company’s Vice President — Exploration in May 2005. (3) Car allowance.

Option Grants During the Most Recently Completed Fiscal Year

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

Name	(1) Securities Under Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Security)	Expiration Date	5% ($)	10% ($)

Mark E. Jones, III	155,100	4.2%	1.30	March 22, 2010	55,707	123,097
	500,390	13.5%	2.00	July 21, 2010	276,497	610,986

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

Name	(1) Securities Under Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Security)	Expiration Date	5% ($)	10% ($)

Leendert G. Krol	155,100	4.2%	1.30	March 22, 2010	55,707	123,097
	469,115	12.7%	2.00	July 21, 2010	259,216	572,799

Stephen G. Zahony	500,000	9.3%	1.30	April 1, 2010	123,419	272,724
	156,373	4.2%	2.00	July 21, 2010	86,406	190,935

(1) The options are subject to vesting requirements (25% on the date of grant and 12.5% on each quarter end thereafter).

Option Exercises in Last Fiscal Year

Name	Securities Acquired on Exercise (#)	Aggregate Value Realized ($)	Unexercised Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) Exercisable/ Unexercisable

Mark E. Jones, III	655,490	750,050	1,157,768 - Exercisable	450,917 - Exercisable
			342,233 - Unexercisable	29,784 - Unexercisable

Leendert G. Krol	624,215	965,670	1,173,155 - Exercisable	496,774 - Exercisable
			326,845 - Unexercisable	29,897 - Unexercisable

Stephen G. Zahony	156,373	55,693	234,314 - Exercisable	39,032 - Exercisable
			265,687 - Unexercisable	46,875 - Unexercisable

Directors

        During fiscal 2006, in addition to the cash bonuses disclosed above for Mr. Jones and Mr. Krol, Mr. Irwin received a bonus of $29,890. In April 2005, the Company entered into an employment agreement with Mr. Zahony with a one year term and annual compensation of US$120,000. Beginning July 1, 2005, the Company and Mr. Irwin entered into a consulting agreement with a term of one year and a monthly fee of $5,000. In fiscal 2006, in addition to the option awards to Mr. Jones, Mr. Krol and Mr. Zahony discussed above, Mr. Dobson, Mr. Glazier, Mr. Irwin, Mr. Leonard, Mr. Mitchell and Mr. Morton received 600,000, 248,646, 206,873, 206,873, 165,098 and 165,098 options to purchase common stock, respectively, for their services on the Board of Directors. The common share options granted during fiscal 2006 are subject to vesting requirements (25% on the date of grant and 12.5% on each quarter end thereafter). Information regarding individual awards to directors is included in the footnotes to Item 12. Security Ownership of Certain Beneficial Owners and Management below. The Company maintains no pension, profit sharing, retirement or other plan providing benefits to its officers and directors.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of April 17, 2006, the number of Common Stock and the corresponding percentage ownership of (i) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company’s Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class

Cede & Co.	25,873,182	(1)	48.8%
P.O. Box 20, Bowling Green Station
New York, New York 10274

CDS & Co.	21,950,507	(1)	41.5%
P. O. Box 1038, Station A, 25 The Esplanade
Toronto, Ontario M5W 1G5

D. Harry W. Dobson	600,000	(2)	1.1%

Patrick L. Glazier (3)	1,875,547	(2)	3.5%

Brian C. Irwin	500,000	(2)	*

Mark E. Jones, III	2,923,752	(2)	5.4%

Leendert G. Krol	1,500,000	(2)	2.8%

Daniel B. Leonard	1,479,124	(2)	2.8%

Dr. Roger Howard Mitchell	405,494	(2)	*

Dr. Roger David Morton	405,428	(2)	*

Stephen G. Zahony	500,000	(2)	*

Officer and Directors of the Company as a group
(9 persons)	9,089,345	(2)	15.5%

*	Less than 1%.
(1)	It is the understanding of the Company that all of these shares are held by the record shareholder in a nominal, fiduciary, trustee or similar capacity. The Company is unaware of the identities of the beneficial owners of these shares, with the exception of shares held by the Company's officers or directors included in such share positions.

(2)	A director of the Company. Address is 800 Bering, Suite 208, Houston, TX 77057. Includes the following options to purchase common shares:

Name	Number of Options (#)	Exercise Price ($)	Date of Expiration

D. Harry W. Dobson	300,000	1.25	May 31, 2010
	300,000	2.00	August 4, 2010

Patrick L. Glazier	33,484	0.40	October 21, 2008
	120,995	0.92	June 11, 2009

Name	Number of Options (#)	Exercise Price ($)	Date of Expiration

	141,875	1.02	July 29, 2009
	55,000	1.10	November 19, 2009
	61,000	1.30	March 22, 2010
	187,646	2.00	July 21, 2010

Brian C. Irwin	17,283	0.92	June 11, 2009
	228,844	1.02	July 29, 2009
	47,000	1.10	November 19, 2009
	50,500	1.30	March 22, 2010
	156,373	2.00	July 21, 2010

Mark E. Jones, III	51,765	0.92	June 11, 2009
	657,245	1.02	July 29, 2009
	135,500	1.10	November 19, 2009
	155,100	1.30	March 22, 2010
	500,390	2.00	July 21, 2010

Leendert G. Krol	17,956	0.49	November 26, 2008
	251,328	0.92	June 11, 2009
	470,001	1.02	July 29, 2009
	136,500	1.10	November 19, 2009
	155,100	1.30	March 22, 2010
	469,115	2.00	July 21, 2010

Daniel B. Leonard	54,252	0.92	June 11, 2009
	191,875	1.02	July 29, 2009
	47,000	1.10	November 19, 2009
	50,500	1.30	March 22, 2010
	156,373	2.00	July 21, 2010

Dr. Roger Howard Mitchell	55,027	0.92	June 11, 2009
	141,875	1.02	July 29, 2009
	38,000	1.10	November 19, 2009
	40,000	1.30	March 22, 2010
	125,098	2.00	July 21, 2010

Dr. Roger David Morton	31,652	0.92	June 11, 2009
	166,250	1.02	July 29, 2009
	37,000	1.10	November 19, 2009
	40,000	1.30	March 22, 2010
	125,098	2.00	July 21, 2010

Stephen G. Zahony	343,627	1.30	April 1, 2010
	156,373	2.00	July 21, 2010

(3)	The beneficial owner has sole ownership, with the exception of a total of 275,376 shares, where ownership is shared.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Amounts totaling $93,839 and $147,683 were paid by the Company during fiscal 2006 and 2005, respectively, to a law firm in which Mr. Irwin was a partner until his retirement in June 2005. In September, 2004, Mr. Jones, Mr. Glazier and Mr. Leonard exercised warrants to purchase common shares at an exercise price of $0.25 per share and received 286,200, 100,000, and 40,000 common shares, respectively.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Audit and Tax Fees. The aggregate fees billed by the Corporation’s external auditors in each of the last two fiscal years for audit fees are as follows:

Financial Year Ending	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

January 31, 2005	$22,170	$ 0	$ 900	$ 0

January 31, 2004	$ 6,425	$ 0	$ 700	$ 0

        Audit Committee. The Audit Committee makes recommendations concerning the engagement of public accountants, reviews the scope and results of the audit engagement, considers the range of audit and non-audit fees and reviews the adequacy of internal controls.

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Financial Statements and Schedules.

    (1)        The following is a list of and index to the Consolidated Financial Statements filed as part of this Registration Statement:

BRAZURO RESOURCES CORPORATION
Index to Consolidated Financial Statements

Page

Auditors’ Report – Morgan & Company	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets - January 31, 2005 and 2004	F-2

Consolidated Statements of Operations for each of the years ended January 31, 2005, 2004 and 2003	F-3

Consolidated Statements of Shareholders’ Equity (Deficit) ended January 31, 2005, 2004 and 2003	F-4

Consolidated Statements of Cash Flows for each of the years years ended January 31, 2005, 2004 and 2003	F-5

Notes to Consolidated Financial Statements	F-6

        (2)    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, are not applicable, or the information required thereby is set forth in the Company’s Consolidated Financial Statements or the Notes thereto.

        (3)    Exhibits Filed as Part of this Annual Report.

        See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2006	BRAZAURO RESOURCES CORPORATION (Registrant) By: /s/ Mark E. Jones, III MARK E. JONES, III Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Jones, III Mark E Jones, III	Chief Executive Officer and Director	May 16, 2006

/s/ D. Harry W. Dobson* D. Harry W. Dobson*	Director	May 16, 2006

/s/Patrick L. Glazier* Patrick L. Glazier*	Director	May 16, 2006

/s/ Brian C. Irwin* Brian C. Irwin*	Director	May 16, 2006

/s/ Leendert G. Krol* Leendert G. Krol*	Director	May 16, 2006

/s/ Daniel B. Leonard* Daniel B. Leonard*	Director	May 16, 2006

/s/ Dr. Roger Howard Mitchell* Dr. Roger Howard Mitchell*	Director	May 16, 2006

By /s/ Mark E. Jones, III Mark E. Jones, III Attorney-in-fact For persons indicated *

Index to Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, Memorandum and Articles of Texas Star Resources Corporation (the "Company") dated March 12, 1986.(a)
3.1.1	Amendment to Certificate of Incorporation and Memorandum.(b)
3.1.2	Certificate of Change of Name dated October 30, 1996.
3.1.3	Amendment to the Company's Memorandum, effective November 27, 2001.(h)
10.6	Agreement dated July 28, 1992, between the Company and certain royalty holders (as set forth therein).(a)
10.7	Stock Purchase Agreement dated July 29, 1992, by and among the Company, DEI, James M. Cairns, Jr., Gandy Baugh and Stewart Jackson (such individuals being collectively referred to as the "DEI Shareholders"), and the Amendment thereto dated January 13, 1993.(a)
10.11	Prospecting Permit and Option to Lease dated November 4, 1992, between DEI and various interest holders.(a)
10.12	Agreement dated December 22, 1992, between the Company and certain royalty interest holders.(a)
10.16	Royalty Interest Agreement dated January 13, 1993, by and between the Company and the DEI Shareholders relating to the properties of the Company and DEI in Arkansas.(a)
10.40	Mining Lease between the Company and certain royalty interest holders dated November 4, 1996.(c)
10.42	Amendment No. 1 to Mining Lease between the Company and certain royalty interest holders dated November 1997.(d)
10.43	Mining Lease between the Company and ABJ Hammett Estate/ Trust dated September 11, 1997. (d)
10.47	Mining Lease Agreement and Lease Modification and Escrow Agreement dated December 16, 1999.(e)
10.48	Letter Agreement dated October 26, 2000 between the Company and McGeorge Contracting Co.(f)
10.49	Stripping Agreement dated October 31, 2000 between the Company and McGeorge Contracting Co.(f)
10.50	Lease Confirmation Agreement dated effective March 16, 2000.(g)
10.51	Mining Lease between the Company and ABJ Hammett Estate/ Trust dated November 15, 2000.(g)
10.52	Trust Deed for Debentures dated February 16, 2001 between the Company and Montreal Trust Company of Canada.(g)
10.53	Pledge Agreement for Shares of Star U.S., Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001.(g)
10.54	Pledge Agreement for Shares of Diamond Operations, Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001.(g)
10.55	Second Supplemental Indenture between the Company and Computershare Trust Company of Canada dated February 11, 2003.(i)
10.56	Option Agreement, Tocantinzinho Project - Brazil dated July 31, 2003.(j)
22	Subsidiaries of the Registrant.(k)
31.1	Certification of Chairman pursuant to Exchange Act Rules 13a-14.(k)
32	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(k)

__________________________________

(a)	Filed as an exhibit to Registration Statement on Form 10 as filed on June 23, 1993.
(b)	Filed as an exhibit to Form 8 Amendment No. 1 to Form 10 as filed on October 4, 1993.
(c)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1997 as filed on May 13, 1997.
(d)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1998 as filed on April 29, 1998.
(e)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2000 as filed on April 28, 2000.
(f)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2000 as filed on December 13, 2000.
(g)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2001 as filed on April 27, 2001.
(h)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2001 as filed on December 13, 2001.
(i)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended April 30, 2003 as filed on June 16, 2003.
(j)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended July 31, 2003 as filed on September 15, 2003.
(k)	Filed herewith.

AUDITORS’ REPORT

To the Shareholders of
Brazauro Resources Corporation (Formerly Jaguar Resources Corporation)

We have audited the consolidated balance sheets of Brazauro Resources Corporation (formerly Jaguar Resources Corporation) as at January 31, 2006 and 2005, and the consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended January 31, 2006, 2005, and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2006 and 2005, and the results of its operations, shareholders’ equity (deficit), and cash flows for the years ended January 31, 2006, 2005, and 2004, in accordance with Canadian generally accepted accounting principles.

Vancouver, Canada April 25, 2006	“Morgan & Company” Chartered Accountants

Comments by Auditors for U.S. Readers on Canada-U.S. Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of the Company’s consolidated financial statements, such as the change described in Note 2 to the consolidated financial statements. Our report to the shareholders, dated April 25, 2006, is expressed in accordance with Canadian reporting standards which do not require a reference to such a change in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the consolidated financial statements.

Vancouver, Canada April 25, 2006	“Morgan & Company” Chartered Accountants

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)
Consolidated Balance Sheets

	January 31, 2006	January 31,2005

	(In Canadian Dollars)
Assets
Current assets:
Cash and cash equivalents	$8,955,186	$3,557,214
Accounts receivable	9,563	31,543
Account receivable from a related party (Note 10)	-	55,900

Total current assets	8,964,749	3,644,657

Property and equipment, at cost:
Mineral properties and deferred
expenditures (Note 4)	4,492,503	2,817,746
Equipment and other	74,030	80,887
Accumulated depreciation	(39,534)	(70,561)

Total property and equipment, at cost	4,526,999	2,828,072

Other assets	6,747	8,874

Total assets	$13,498,495	$6,481,603

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$234,732	$206,011
Asset retirement obligations (Note 4)	119,239	142,554

Total current liabilities	353,971	348,565

Contingencies (Note 11)

Shareholders' equity
Common share capital, no par value:
Authorized shares - unlimited
Issued and outstanding shares - 52,931,645
(44,869,716 at January 31, 2005) (Note 6)	53,432,703	41,536,205
Contributed surplus	5,505,767	2,131,304
Deficit	(45,793,946)	(37,534,471)

Total shareholders' equity	13,144,524	6,133,038

Total liabilities and shareholders' equity	$13,498,495	$6,481,603

Approved by the Board of Directors.
Director: “Mark E. Jones, III” Director: “Brian C. Irwin”

See accompanying notes.

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)
Consolidated Statements of Operations

	Year Ended January 31,
	2006	2005	2004

	(In Canadian Dollars)
Revenues:
Interest income	$178,373	$12,145	$1,259
Gains on sales of plant and equipment	1,202	-	351,272

	179,575	12,145	352,531

Expenses:
General and administrative (Note 12)	7,048,172	3,747,476	1,404,649
Finance charges	21,452	42,329	80,579
Write-down of mineral properties (Note 4)	906,535	-	-
Shares issued for interest expense	-	-	84,961
Foreign exchange translation (gains) losses	462,891	(36,505)	(18,252)

	8,439,050	3,753,300	1,551,937

Net loss before provision for income taxes	(8,259,475)	(3,741,155)	(1,199,406)
Provision for income taxes (Note 9)	-	-	-

Net loss for the year	$(8,259,475)	$(3,741,155)	$(1,199,406)

Basic and diluted net loss per common share	$(0.17)	$(0.10)	$(0.06)

Weighted-average number of common shares outstanding	49,112,192	38,949,937	21,349,766

See accompanying notes.

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)
Consolidated Statements of Shareholders’ Equity (Deficit)

(In Canadian Dollars)

					Total
	Common Shares				Shareholders'
	Number	Amount	Contributed Surplus	Deficit	Equity (Deficit)

Balance at February 1, 2003	18,471,459	$30,878,419	$158,357	$(32,593,910)	$(1,557,134)
Issued for conversion of
convertible debentures	4,261,976	1,278,595	-	-	1,278,595
Issued for interest on convertible
debt	1,129,522	335,075	-	-	335,075
Issued for debt payment	107,126	20,917	-	-	20,917
Issued for property acquisition	1,100,000	330,000	-	-	330,000
Issued on exercise of warrants	8,794,412	2,354,868	-	-	2,354,868
Stock-based compensation	-	-	461,881	-	461,881
Issued on exercise of stock options	1,884,376	621,925	(197,006)	-	424,919
Net loss for the year	-	-	-	(1,199,406)	(1,199,406)

Balance at January 31, 2004	35,748,871	35,819,799	423,232	(33,793,316)	2,449,715
Issued for cash, net of share issue
cost	4,262,500	3,848,675	-	-	3,848,675
Issued for property acquisition	400,000	270,000	-	-	270,000
Issued on exercise of warrants	2,819,774	704,943	-	-	704,943
Stock-based compensation	-	-	2,123,283	-	2,123,283
Issued on exercise of stock
options	1,638,571	892,788	(415,211)	-	477,577
Net loss for the year	-	-	-	(3,741,155)	(3,741,155)

Balance at January 31, 2005	44,869,716	41,536,205	2,131,304	(37,534,471)	6,133,038
Issued for cash, net of share issue
cost	5,000,000	8,983,538	-	-	8,983,538
Issued for property acquisition	200,000	400,000	-	-	400,000
Issued on exercise of warrants	113,000	118,650	-	-	118,650
Stock-based compensation	-	-	4,481,631	-	4,481,631
Issued on exercise of stock
options	2,748,929	2,394,310	(1,107,168)	-	1,287,142
Net loss for the year	-	-	-	(8,259,475)	(8,259,475)

Balance at January 31, 2006	52,931,645	$53,432,703	$5,505,767	$(45,793,946)	$13,144,524

See accompanying notes.

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)
Consolidated Statements of Cash Flows

	Year ended January 31,
	2006	2005	2004

		Restated	Restated
		(Note 2)	(Note 2)
	(In Canadian Dollars)
Operating activities
Net loss for the year	$(8,259,475)	$(3,741,155)	$(1,199,406)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	20,047	7,089	18,277
Gains on sales of plant and equipment	(1,202)	-	(351,272)
Stock-based compensation	4,481,631	2,123,283	461,881
Write-down of mineral properties	906,535	-	-
Shares issued for interest expense	-	-	84,961
Other	1,440	-	-
Changes in non-cash operating working capital:
Accounts receivable	20,551	(30,037)	3,812
Account receivable from a related party	54,128	44,712	(81,168)
Accounts payable and accrued liabilities	65,906	(121,757)	121,865

Net cash used in operating activities	(2,710,439)	(1,717,865)	(941,050)

Investing activities
Mineral properties acquisition and exploration	(2,215,744)	(1,712,961)	(384,283)
Equipment and other	(44,218)	(12,099)	-
Proceeds from sales of plant and equipment	1,202	-	521,978

Net cash provided by (used in) investing activities	(2,258,760)	(1,725,060)	137,695

Financing activities
Proceeds from issuances of common shares and warrants	10,389,330	5,031,195	2,779,784

Net cash provided by financing activities	10,389,330	5,031,195	2,779,784
Effect of exchange rate changes on cash	(22,159)	(13,592)	(16,627)

Net increase in cash and cash equivalents	5,397,972	1,574,678	1,959,802
Cash and cash equivalents, beginning of year	3,557,214	1,982,536	22,734

Cash and cash equivalents, end of year	$8,955,186	$3,557,214	$1,982,536

See accompanying notes.

See Note 13 for supplemental cash flow disclosure and non-cash investing and financing activities.

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

1.	Operations

Brazauro Resources Corporation, formerly Jaguar Resources Corporation, (“the Company”) was incorporated in 1986 in British Columbia, Canada, and has been engaged in the acquisition and exploration of mineral properties with the potential for economically recoverable reserves. During fiscal 2006, 2005 and 2004 the Company pursued gold exploration opportunities that have large scale potential, with prospects in South America as the primary focus. Prior to fiscal 2004, the Company had concentrated its efforts primarily on the acquisition and exploration of mineral properties with the potential for economically recoverable diamonds. See Note 4 for further discussion of the Company’s mineral property interests.

The nature of the Company’s operations results in significant expenditures for the acquisition and exploration of properties. None of the Company’s properties have economically recoverable reserves or proven reserves at the current stage of exploration. The recoverability of the carrying value of mineral properties and deferred expenditures is dependent upon a number of factors including the existence of recoverable reserves, the ability of the Company to obtain financing to renew leases and continue exploration and development and the discovery of economically recoverable reserves.

2.	Change in Cash Flow Classification

In the Consolidated Statement of Cash Flows for the year ended January 31, 2004, the classification of the proceeds of $521,978 from the Company’s sale of its Diamond Recovery Plant was changed to disclose the transaction as proceeds from investing activities as opposed to proceeds from financing activities.

In the Consolidated Statements of Cash Flows for the year ended January 31, 2005, the changes in non-cash working capital: accounts payable and accrued liabilities was classified into operating and investing components resulting in a classification of $120,502 of cash flow used in investing activities as opposed to cash flow used in operating activities.

3.	Significant Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. All amounts are in Canadian dollars unless noted otherwise.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Brazauro Holdings (Brazil) Ltd. (“Brazauro Holdings”), a Canadian corporation, its wholly owned United States subsidiary, Star U.S. Inc. (“Star”) and the three wholly-owned subsidiaries of Star, Diamond Operations, Inc. (“DOI”), Diamond Exploration, Inc. (“DEI”) and Continental Diamonds, Inc. (“CDI”) from their respective dates of acquisition. The Company and Brazauro Holdings own 90% and 10%, respectively, of the common shares of Jaguar Resources do Brasil Ltda., a Brazilian corporation. Significant intercompany balances and transactions have been eliminated.

Translation of Foreign Currencies

The Company’s subsidiaries are integrated foreign operations. Foreign currency transactions and balances are translated into the reporting currency using the temporal method as follows:

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

3.	Significant Accounting Policies (continued)

a)	Monetary items are translated at the rates prevailing at the balance sheet date;
b)	Non-monetary items are translated at historical rates;
c)	Revenues and expenses are translated at the average rates in effect during applicable accounting periods, except depreciation, which is translated at historical rates;
d)	Gains and losses on foreign currency translation are reflected in the consolidated statements of operations

Cash and Cash Equivalents

Cash and cash equivalents includes money market instruments with a maturity of three months or less.

Fair Value of Financial Instruments

As of January 31, 2006 and 2005, the fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities including amounts due to and from related parties approximates carrying values because of the short term of these instruments.

Mineral Properties and Deferred Expenditures

Direct acquisitions, evaluation and exploration expenditures are capitalized, reduced by related sundry income, to be amortized over the recoverable mineral reserves if a property is commercially developed. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written off. Interest is capitalized on properties upon the commencement of active evaluation and preproduction activities, if significant. During the three-year period ended January 31, 2006, no interest was capitalized.

The net capitalized cost of each mineral property is periodically compared to management’s estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs.

Other Property, Plant and Equipment

Buildings, equipment and other are depreciated on a straight-line basis over useful lives ranging from 2 to 25 years. The diamond recovery plant (the “Plant”), sold during fiscal 2004, became fully operational in April 1994 and was depreciated on a straight-line basis over its estimated useful life of seven years.

Long-Lived Assets

Long-lived assets include mineral properties and deferred expenditures, and property and equipment. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Carrying amounts are written off to the extent capitalized costs exceed the expected undiscounted net cash flows from their use and eventual disposition proceeds.

Asset Retirement Obligations

The Company follows the recommendations under Section 3110, Asset Retirement Obligations, of the Canadian Institute of Chartered Accountants Handbook (“Section 3110”). These recommendations require accounting for the estimated fair value of legal obligations to reclaim and remediate mineral properties in the period incurred, at the net

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

3.	Significant Accounting Policies (continued)

present value of the cash flows required to settle the future obligations. The corresponding amount is capitalized to the related asset and accounted for in accordance with the Company’s accounting policies for mineral properties and deferred expenditures. The liabilities are subject to accretion over time for increases in the fair value of the liabilities.

The operations of the Company may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future removal and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s estimates of its ultimate asset retirement obligations could change as a result of changes in regulations, the extent of environmental remediation required, the means of reclamation or cost estimates. Changes in estimates are accounted for prospectively from the period the estimate is revised.

Remediation and reclamation expenditures are charged against earnings as incurred. At this stage of the Company’s exploration programs, remediation activities are performed immediately upon completion of each phase of exploration activities.

Income Taxes

The Company files a separate Canadian income tax return. The Company’s United States subsidiaries file a consolidated United States income tax return. Income taxes are calculated using the liability method of accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate future income tax liabilities or assets. The future income tax liabilities or assets are measured using tax rates and laws expected to apply in the periods that the temporary differences are expected to reverse. Valuation allowances are provided where net future income tax assets are not more likely than not to be realized.

Loss Per Common Share

Basic loss per share is calculated using the weighted average number of shares issued and outstanding during the year. The Company follows the treasury stock method in the calculation of diluted loss per share. No shares were added to the weighted average number of common shares outstanding during the years ended January 31, 2006, 2005, or 2004 for the dilutive effect of employee stock options and warrants as they were all anti-dilutive.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in the consolidated

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

3.	Significant Accounting Policies (continued)

financial statements and related notes to the consolidated financial statements. Actual results may differ from those estimates.

Comparative Amounts

Certain comparative amounts have been reclassified to conform with presentation for the current year.

4.	Mineral Properties and Deferred Expenditures

The Company cannot guarantee title to all of its Properties as the Properties may be subject to prior mineral rights applications with priority, prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. Certain of the mineral rights held by the Company are held under applications for mineral rights and, until final approval of such applications is received, the Company’s rights to such mineral rights may not materialize and the exact boundaries of the Company’s properties may be subject to adjustment. The Company does not maintain title insurance on its properties.

Brazil Properties

Tocantinzinho Properties

In August 2003 the Company entered into an option to acquire exploration rights to a total of 28,275 hectares in the Tapajós gold district in Para State, Brazil under an option agreement with two individuals (herein referred to as “optionors”). The option agreement entitles the Company to acquire a 100% interest in the exploration rights to such area (referred to herein as the “Tocantinzinho Properties”) over a four-year period in consideration for the staged payment of US$465,000, the staged issuance of 2,600,000 shares of the Company and the expenditure of $1,000,000 (U.S.) on exploration ($300,000 (U.S.) by July 31, 2004). The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and $75,000 (U.S.). The Company made the second option payment, consisting of 200,000 common shares of the Company and $30,000 (U.S.), in February 2004. In August 2004 and July 2005, the Company made the third and fourth option payments, each consisting of 200,000 common shares of the Company and $40,000 (U.S.).

As of January 31, 2006, the total commitment remaining under the option agreement is as follows (all amounts are in U.S. dollars): $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2007 and 2008 fiscal years, respectively.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to certain Brazilian residents in respect of the mineral rights to the Tocantinzinho Properties (the “Underlying Agreements”) totaling $1,600,000 (U.S.) over a four-year period. At January 31, 2006, the remaining payment commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $160,000 and $1,205,000 in fiscal years 2007 and 2008, respectively. The Company made payments totaling $35,000 (U.S.), $80,000 (U.S.) and $120,000 (U.S.) in respect of the Underlying Agreements during fiscal 2004, 2005 and 2006, respectively. One of the optionors entered into a consulting agreement with the Company for an 18-month period at a rate of $7,000 (U.S.) per month which expired during fiscal 2005. The payments under the option agreement, the Underlying Agreements and the consulting agreement are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.), respectively, discussed above. During fiscal 2005 the Company completed the requirement under the option agreement to expend a total of

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

4.	Mineral Properties and Deferred Expenditures (continued)

$300,000 (U.S.) and met the requirement to expend $1,000,000 (U.S.) on exploration. The Company has met its commitments under the option agreement at January 31, 2006, and the option agreement is cancelable by the Company without further obligations.

The optionors are entitled to a sliding scale gross revenues royalty ranging from 2.5% for gold prices below $400 (U.S.) per ounce to 3.5% for gold prices in excess of $500 (U.S.) per ounce.

The Company has received exploration licenses in respect of the central 4,000 hectare area of the Tocantinzinho Properties on which it has been focusing its exploration efforts as well as for a 9,315 hectare area forming the north eastern and eastern boundary of the Tocantinzinho Properties. Under the option agreement the Company also holds rights to acquire two other applications for exploration licenses filed with the regulatory authorities in Brazil:  one covering 4,275 hectares that lies to the south of the central 4,000 hectare area and one (the “Extension Area”) covering 10,000 hectares that lies immediately to the east but continues well south of the central 4,000 hectare area. The mineralized zone discovered by the Company on the Tocantinzinho Properties starts on the central 4,000 hectare area and extends eastward beyond the boundary of the central 4,000 hectare area into the Extension Area.

At the end of fiscal 2006, as a result of further title reviews by the Company, it came to the Company’s attention that a long dormant application for a mining license that covered the Extension Area had never been processed by the Departamento Nacional de Produção Mineral (“DNPM”) and was still valid. According to advice from Brazilian counsel, the dormant application carried paramount title to the Extension Area. The Company, through its subsidiary, Jaguar Resources do Brasil Ltda., reached an agreement with the holder of such application to acquire its rights to obtain a mining license over the Extension Area, subject to receipt of confirmation from the DNPM of the granting of the mining license. In the event the DNPM does not grant the mining license, the Company’s rights to the Extension Area will be in doubt. To date, the Company has made a payment of $150,000 (U.S.) to the holder of the application.

The Company is aware that another entity has asserted that it holds prior mineral rights to areas of the Tocantinzinho Properties, including areas of the mineralized zone discovered by the Company. The Company is presently undertaking an extensive review of its title position and has found inconsistencies in its title documentation relating to license boundaries. The Company is working with its Brazilian counsel and the DNPM to resolve these inconsistencies. These inconsistencies may adversely affect the Company’s rights to a portion of the mineralized zone. The Company has been advised of the laws governing these matters and considers that these inconsistencies should be resolved such that the Company will retain rights to all of the mineralized zone. However, the resolution of these inconsistencies will require the DNPM to concur with the Company’s interpretation of these laws. An adverse interpretation of Brazilian mining laws may result in another party receiving rights to some portion of the mineralized zone.

Under a separate agreement, the Company holds exploration permits for an additional 16,052 hectares adjacent to the western border of the above Tocantinzinho Properties. The Company has agreed to make payments totaling $300,000 (U.S.) over a period of approximately four years to an individual as a finder’s fee related to this 16,000 hectare property. As of January 31, 2006, the remaining commitment under this agreement is $215,000 (U.S.). This additional property is not subject to the option agreement and therefore is not subject to the royalty. The Company received an exploration license from the Brazilian regulatory authority with respect to the additional 16,052 hectares in fiscal year 2005.

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

4.	Mineral Properties and Deferred Expenditures (continued)

Mamoal Property

The Company entered into an option agreement under which it may acquire the exploration license to the 10,000 hectare Mamoal Property, located 30 kilometers southeast of the Company’s Tocantinzinho Properties, in December 2003. The Company has an option to earn 100% of the Mamoal Property by payment of a total of $300,000 (U.S.) over three and one half years. The Company may terminate the option agreement at any time without further obligation. An initial $10,000 (U.S.) payment was made by the Company in December 2003, and the exploration research license has been transferred to Jaguar Resources do Brasil Ltda. During fiscal 2005 and 2006, the Company made payments under the option agreement totaling $25,000 (U.S.) and $45,000 (U.S.), respectively. The remaining option payments are as follows (all amounts are in U.S. dollars): $65,000 and $155,000 in fiscal years ending January 31, 2007 and 2008, respectively. The Company may acquire the Mamoal Property at any time by accelerating the option payments. The Company has received the exploration license from the Brazilian regulatory authority.

During fiscal 2005 and 2006, the Company performed exploration activities at the Mamoal Property, including a regional soil auger sampling program, in conjunction with channel-sampling of old pits and rock-chip sampling. At the Mamoal Property, core drilling commenced in November 2005 and was completed in January 2006. Additionally, an extensive grid soil geochemical survey was conducted at Mamoal during fiscal 2006. The results of the above testing were not encouraging, and the Company may cease exploration of this project or seek a joint venture partner. Accordingly the net capitalized costs related to the Mamoal Property totaling $906,535 were written off during the fourth quarter of fiscal 2006.

Batalha Property

In September, 2004 the Company applied for an exploration license to the 9800 hectare Batalha Property, located in the Tapajós gold province in northern Brazil. The property, host to a well known and extensive “garimpo” or artisanal mine, lies at the western end of the Tocantinzinho trend.

The Company has agreed to pay the original holder of artisanal mining rights of Batalha, who controls over 1,700 hectares lying within the exploration license and directly over the Batalha zone, the equivalent of approximately $91,000 Canadian dollars in Brazilian reals over a 42 month period with a buyout after 4 years of $250,000 (U.S.) (if the project is deemed economic by the Company) and an additional sum based on the number of ounces of gold in the proven and probable (or measured and indicated) categories at Batalha as set out in a pre-feasibility or feasibility study. The per ounce payment amount ranges in a sliding scale from $1 (U.S.) per ounce for the first one million ounces up to $10 (U.S.) per ounce for each ounce over four million ounces. The 9,800 hectare exploration license lies over top of this area, covering extensions to north, south and west. If after four years the Company, in its sole opinion, has not found an economic ore body, the area and all collected data will be returned to the vendor.

Arkansas Properties

The Company maintained interests in several Arkansas Properties during the period from fiscal 1993 through fiscal 2003. In December 2002, based upon the cumulative exploration results obtained on the Arkansas Properties, the Company made the decision to cease operations in Arkansas.

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

4.	Mineral Properties and Deferred Expenditures (continued)

American Mine Property

Pursuant to an agreement dated November 4, 1992, DEI was granted a permit to explore a mineral property located in Pike County, Arkansas. The Company’s Diamond Recovery Plant was located on this leased property. The Company leased the property and conducted exploration activities during certain periods from 1992 to 2002. The lease payment of $47,500 (U.S.) on the American Property, due November 1, 2002, was not made by the Company.

In March 2003 the Company sold the Plant to a third party for $350,000 (U.S.). In conjunction with the sale, the third party paid the lessor of the American Mine Property $47,500 (U.S.) on behalf of the Company in order to extend the Company’s lease on the property through October 31, 2003. The Company allowed the lease to expire effective November 1, 2003. The Plant was dismantled by the third party and removed from the American Lease during fiscal 2004.

The Company recorded a reserve for leasehold reclamation costs during the quarter ended April 30, 2003 of approximately $70,000, representing the estimated costs of the Company’s obligation to restore the Arkansas properties to their original condition prior to lease expiration and to perform reclamation activities as required by Arkansas regulatory authorities. The reserve for leasehold reclamation was adjusted during the fourth quarter of fiscal 2004 to $142,554 representing the estimated net present value of the recognized asset retirement obligation at January 31, 2005 based on a total future liability of $150,000. The Company expects to complete the restoration during fiscal 2007. The Company used a credit adjusted risk free rate of 3% to calculate the net present value of the asset retirement obligation.

Mineral properties and deferred expenditures were as follows:

	Balance at January 31 2005	Additions	Impaired Write-Offs	Balance at January 31 2006

Brazilian Properties
Tocantinzinho Properties:
Acquisition costs	$1,042,977	$ 677,319	$ —	$1,720,296
Exploration costs:
Drilling	607,334	430,923	—	1,038,257
Field expenses	701,236	473,795	—	1,175,031
Geological	181,445	160,494	—	341,939
Assay	111,870	84,581	—	196,451

Total exploration costs	1,601,885	1,149,793	—	2,751,678

Total Tocantinzinho Properties	2,644,862	1,827,112	—	4,471,974
Mamoal Property:
Acquisition costs	45,288	63,348	(108,636)	—
Exploration costs:
Drilling	—	245,103	(245,103)	—
Field expenses	105,258	332,244	(437,502)	—
Geological	10,901	94,234	(105,135)	—
Assay	4,138	6,021	(10,159)	—

Total exploration costs	120,297	677,602	(797,899)	—

Total Mamoal Property	165,585	740,950	(906,535)	—

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

4.	Mineral Properties and Deferred Expenditures (continued)

	Balance at January 31 2005	Additions	Impaired Write-Offs	Balance at January 31 2006

Batalha Property
Acquisition costs	7,299	13,230	—	20,529
Exploration costs	—	—	—	—

	7,299	13,230	—	20,529

Total acquisition costs	1,095,564	753,897	(108,636)	1,740,825
Total exploration costs	1,722,182	1,827,395	(797,899)	2,751,678

Total costs	$2,817,746	$2,581,292	$(906,535)	$4,492,503

Brazilian Properties
Tocantinzinho Properties:
Acquisition costs	$527,345	$ 515,632	$-	$1,042,977
Exploration costs:
Drilling	40,422	566,912	-	607,334
Field expenses	76,045	625,191	-	701,236
Geological	57,321	124,124	-	181,445
Assay	—	111,870	-	111,870

Total exploration costs	173,788	1,428,097	-	1,601,885

Total Tocantinzinho Properties	701,133	1,943,729	-	2,644,862
Mamoal Property:
Acquisition costs	13,150	32,138	-	45,288
Exploration costs:
Field expenses	—	105,258	-	105,258
Geological	—	10,901	-	10,901
Assay	—	4,138	-	4,138

Total exploration costs	—	120,297	-	120,297

Total Mamoal Property	13,150	152,435	-	165,585
Batalha Property
Acquisition costs	—	7,299	-	7,299
Exploration costs	—	—	-	—

	—	7,299	-	7,299

Total acquisition costs	540,495	555,069	-	1,095,564
Total exploration costs	173,788	1,548,394	-	1,722,182

Total costs	$714,283	$2,103,463	$-	$2,817,746

5.	Debentures

In fiscal 2002, the Company completed the issuance of $1,278,595 principal amount of 10% secured convertible debentures (“the Debentures”). The Debentures were convertible into units at the rate of one unit for each $2.87 principal amount of the Debentures until February 16, 2003. Each unit was to consist of one common share of the Company and one share purchase warrant with an exercise price of $3.15, exercisable through August 16, 2003. The conversion and share purchase warrant prices above were adjusted to reflect the Company’s seven for one share consolidation on November 27, 2001.

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

5.	Debentures (continued)

On February 11, 2003, the holders of the Debentures approved the amendment of the conversion price of the units to $0.30 and the extension of the maturity date of the Debentures to February 16, 2004. As amended, each of the 4,261,976 units consisted of one common share of the Company and one share purchase warrant with an exercise price of $0.30, exercisable through February 16, 2004. Additionally, the terms of the Debenture were amended to include a mandatory conversion provision of all Debentures and exercise of all related warrants within 30 days after the closing price of the Company’s common shares exceeded $0.375 for ten consecutive trading days.

Interest at the rate of 10% was payable on conversion or maturity in cash, or at the election of the Company, in common shares valued at the weighted average trading price of the common shares of the Company for the ten trading days preceding the interest payment date. The Debentures were secured by a general security interest in the Company’s current and future assets and by the stock of Star U.S., Inc. (“Star”), a wholly owned subsidiary of the Company, and a wholly-owned subsidiary of Star.

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

On September 18, 2002, the Company completed a private placement of 2,819,774 units at a price of $0.20 per unit, each unit consisting of one common share and one share purchase warrant with an exercise price of $0.25 per unit. The share purchase warrants had an expiration date of September 18, 2004. The Company received a total of $563,955 during fiscal 2003 representing subscriptions for the private placement. Included in that amount was a total of $85,240 representing subscriptions for 426,200 units by three of the Company’s directors. During fiscal year 2005, all 2,819,774 common share warrants were exercised, and the Company received total exercise proceeds of $704,943.

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

6.	Share Capital (continued)

In November 2004, the Company completed a private placement of 2,112,500 common shares of the Company at a price of $0.85 per share and received proceeds totaling $1,795,625. In consideration for assistance with the private placement, the Company paid finders’ fees of $96,950 in cash and issued 113,000 share purchase warrants entitling the finders to purchase 113,000 common shares of the Company at $1.05 per share until November 2, 2005. In fiscal 2006, the holders of the share purchase warrants elected to exercise all 113,000 warrants, and the Company received total proceeds of $118,650. The fair value of the 113,000 warrants issued to brokers related to the private placement in November 2004 was approximately $33,000 and was calculated using the Black-Scholes model and the following assumptions: expected dividend yield, 0%, expected volatility, 115%; risk-free interest rate, 2.9%. expected life of warrant, 1 year.

In December 2004, the Company completed a private placement of 2,150,000 common shares of the Company at a price of $1.00 per share and received proceeds of $2,150,000.

During August 2005 the Company closed a private placement of 5,000,000 units at $1.90 per unit for gross proceeds of $9,500,000. The Company paid a brokerage commission on the placement of $475,000. Each unit consists of one common share and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of the Company at $3.80 for a period of one year. If the shares of the Company trade at $4.80 or higher on each trading day during a thirty day period, the exercise period of the warrants will accelerate and holders will have a period of 30 days thereafter to exercise their warrants, failing which they will expire. As of January 31, 2006, all of the 2,500,000 share purchase warrants are outstanding.

7.	Stock Option Plan

The Company maintains a stock option plan for its directors, officers and employees and may issue up to 9,000,000 options. In July, 2005 the Company’s shareholders approved an amendment to its stock option plan to increase the number of shares reserved for issuance from 7,000,000 to 9,000,000. Under the terms of the plan, the exercise price of each option equals the closing market price of the Company’s stock on the date of grant. Any consideration paid by the optionee on the exercise of options is credited to share capital. Through July 2002 all options were immediately vested and have a term of five years. The options granted subsequent to July 2002 are subject to vesting requirements (25% on the date of grant and 12.5% on each quarter end thereafter).

The activity in common stock option grants outstanding for the prior three fiscal years is as follows:

	2006		2005		2004

	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding, beginning
of year	6,603,572	$0.72	4,449,053	$0.31	1,946,429	$0.24
Granted	4,100,000	1.74	3,807,376	1.01	4,387,000	0.30
Exercised	2,748,929	0.47	1,638,571	0.29	1,884,376	0.23
Expired	—	—	14,286	0.24	—	—

Outstanding, end of year	7,954,643	$1.33	6,603,572	$0.72	4,449,053	$0.31

Exercisable, end of year	5,847,143	$1.18	4,051,822	$0.61	1,796,241	$0.28

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

7.	Stock Option Plan (continued)

The following table summarizes information about stock options outstanding at January 31, 2006:

Number of Options Outstanding	Expiration date	Exercise price	Number of Options Exercisable

47,143	January 31, 2007	0.28	47,143
75,000	September 26, 2007	0.18	75,000
92,018	October 21, 2008	0.40	92,018
17,956	November 26, 2008	0.49	17,956
450,000	December 17, 2008	0.42	450,000
638,559	June 11, 2009	0.92	638,559
2,160,340	July 29, 2009	1.02	2,160,340
530,000	November 19, 2009	1.10	397,500
100,000	February 15, 2010	1.15	62,500
600,000	March 22, 2010	1.30	375,000
343,627	April 1, 2010	1.30	156,127
300,000	May 31, 2010	1.25	150,000
2,000,000	July 21, 2010	2.00	1,000,000
600,000	August 4, 2010	2.00	225,000
Total 7,954,643			5,847,143

8.	Stock-Based Compensation

Stock-based compensation related to options granted to employees and non-employees increased the following expenses in the consolidated financial statements of the Company in the three years ending January 31, 2006 are as follows:

	2006	2005	2004
Consulting	$ 291,334	$ 131,367	$ 54,403
Salary	4,190,297	1,991,916	407,478

	$4,481,631	$2,123,283	$461,881

These amounts have also been recorded as contributed surplus on the balance sheet. As of January 31, 2006, the fair market value of the total compensation cost related to nonvested stock options to be recognized upon vesting totaled $2,660,099, of which $2,556,279 and $103,820 are expected to be recognized in fiscal 2007 and 2008, respectively.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected volatility	141-150%	160%	161%
Risk-free interest rate	3.4 to 3.6%	4.00%	3.00%
Expected life	2 to 3 years	3.5 years	3.5 years
Weighted average fair value
of options granted	$ 1.26	$ 0.75	$ 0.26

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

9.	Income Taxes

A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Company’s effective income tax expense (recovery) is as follows:

	Years ended January

	2006	2005	2004

Statutory rates	34.74%	35.62%	37.62%
Net loss for the year	$(8,259,475)	$(3,741,155)	$(1,199,406)

Income tax at statutory rates	(2,869,000)	(1,333,000)	(451,000)
Increase (decrease) in taxes from:
Non-deductible items	1,571,000	770,000	174,000
Differences in foreign tax rates	485,000	225,000	525,000
Effect of change in tax rate	21,000	56,000	53,000
Benefit of losses not recognized	792,000	282,000	(301,000)

Benefit of losses not recognized	$ —	$ —	$ —

Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s future tax assets as of January 31 are as follows:

	January 31
	2006	2005

Future income tax assets
Operating loss carryforwards	$ 9,966,000	$ 10,119,000
Property and equipment	178,000	174,000
Share issue cost	152,000	28,000
Valuation allowance for future tax assets	(10,296,000)	(10,321,000)

	$ --	$ --

The Company has available losses for income tax purposes of approximately $32 million, which may be carried forward and applied against future taxable income when earned. Brazilian losses are offset by up to 30% of fiscal profits. United States net operating losses may be limited if more than a 50% ownership change has occurred with respect to any Company included in the consolidated group. If an ownership change has occurred, such losses are limited on an annual basis to the value of the respective Company on the date of change multiplied by the U.S. federal long-term, tax-exempt rate in effect for the period. In addition, some U.S. net operating losses may be subject to other limitations based on taxable income from wholly owned subsidiaries on a stand-alone basis.

The losses expire as follows:

	Canada	United States	Brazil	Total

	(in Canadian dollars)

2007	383,000	267,000	—	650,000
2008	231,000	278,000	—	509,000
2009	134,000	23,000	—	157,000
2010	439,000	454,000	—	893,000

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

9.	Income Taxes (continued)

	Canada	United States	Brazil	Total

	(in Canadian dollars)

2011	273,000	151,000	—	424,000
2012	448,000	1,436,000	—	1,884,000
2013	—	4,488,000	—	4,488,000
From 2014 to 2022	816,000	16,944,000	—	17,760,000
Indefinitely	—	—	5,640,000	5,640,000

	$ 2,724,000	$24,041,000	$ 5,640,000	$32,405,000

At January 31, 2006, the Company has incurred approximately $512,000 of exploration and development costs which may be deducted against future Canadian taxable income subject to certain limitations.

10.	Related Party Transactions

Account receivable from a related party at January 31, 2005 includes $55,900 receivable from the chairman of the Company which was repaid during fiscal 2006. Amounts totaling $93,839, $147,683 and $121,957 were paid by the Company during fiscal 2006, 2005 and 2004, respectively, to a law firm in which a director was a partner until his retirement in June 2006. In January 2004, three directors exercised warrants to purchase common stock at an exercise price of $0.25 per share and acquired 477,750, 225,000 and 238,875 common shares, respectively. In September, 2004, three directors exercised warrants to purchase common shares at an exercise price of $0.25 per share and received 286,200, 100,000, and 40,000 common shares, respectively.

11.	Contingencies

Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On May 15, 1998, a legal action styled James Cairns and Stewart Jackson vs. Texas Star Resources Corporation d/b/a Diamond Star, Inc. was filed in the 215th Judicial District Court of Harris County, Texas, Cause No. 9822760 wherein the Plaintiffs allege, among other things, that the Company breached contractual agreements and committed fraud by not timely releasing or causing to be released from an escrow account required by Canadian law certain shares of the Company to which Plaintiffs allege that they were entitled to receive in calendar 1995 and, as a result of the Company’s alleged actions with respect to the release of such shares, the Plaintiffs sought monetary damages for losses in share value, attorney’s fees, court costs, expenses, interest and exemplary damages. Texas Star Resources Corporation was the name of the Company in 1998 and 1999. In 1999, the litigation against the Company in Houston, Harris County, Texas, was dismissed by the court with prejudice, leaving only the claims of James M. Cairns, Jr. pending in British Columbia which is generally described below. The legal action in Texas is similar to one filed against the Company in the Supreme Court of British Columbia, Canada, in August 1996 styled Cause No. C96493; James M. Cairns, Jr. vs. Texas Star Resources Corporation. In January 1993, the Plaintiffs were issued common stock of the Company in escrow which shares were to be released based on exploration expenditures by the Company on certain of its properties in Arkansas. The escrow requirements were imposed by the Vancouver Stock Exchange. Plaintiffs requested that all of the shares be released in 1995. At that time the Company believed that of said shares when requested by the Plaintiffs was inappropriate due to legal requirements and regulatory concerns. The shares were subsequently released to the Plaintiffs. The Company intends to vigorously defend the allegations of the Plaintiffs in the pending litigation for damages in British Columbia and in Texas (if the case is appealed or refiled) and believes it has meritorious defenses to such claims. No proceedings in the action in British

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

11.	Contingencies (continued)

Columbia have been taken by the Plaintiff since March 30, 2000. However, the Company cannot provide any assurances that it will be successful, in whole or in part, with respect to its defense of the claims of the Plaintiffs. If the Company is not successful, any judgment obtained by Plaintiffs could have a material and adverse effect on its financial condition.

12.	General and Administrative Expenses

General and administrative expenses consist of the following:

	2006	2005	2004

Consulting fees	$ 774,405	$ 386,456	$ 234,253
Depreciation expense	20,047	7,089	18,277
Entertainment	93,818	79,831	29,716
Insurance	26,761	1,870	484
Office expenses	202,726	181,789	70,587
Professional fees	267,842	194,247	110,674
Rent	38,585	28,757	33,999
Repairs and maintenance	31,523	2,243	21,400
Salaries and benefits	5,216,740	2,594,363	736,134
Shareholder relations	173,703	161,749	51,192
Travel	202,022	109,082	92,783
Utilities	—	—	5,150

Total	$7,048,172	$3,747,476	$1,404,649

13.	Supplemental Cash Flow and Non-Cash Investing and Financing Disclosure

	2006	2005	2004

Supplemental cash flow disclosure:
Interest paid in cash	$ —	$ —	$ —
Income taxes paid	—	—	—

Non-cash investing activities:
Shares issued for mineral properties	$400,000	$270,000	$ 330,000

Non-cash financing activities:
Shares issued for debt	—	—	$ 20,917
Shares issued for conversion of convertible debentures	—	—	$1,278,595
Shares issued for interest on convertible debentures	—	—	$ 335,075

14.	Segment Information

The Company acquires and explores mineral properties, and these activities are focused principally in North and South America. Geographic segmentation of capital assets is provided in Note 4.

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

15.	Differences Between Canadian and United States Generally Accepted Accounting Principles (“GAAP”)

The consolidated financial statements have been prepared in accordance with Canadian GAAP which differs in some respects from United States GAAP. The material differences in respect to these financial statements between Canadian and United States GAAP, and their effect on the Company’s financial statements, are summarized below.

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

The significant differences in the consolidated statements of loss relative to US GAAP were:

	2006	2005	2004

Net loss in accordance with Canadian GAAP	$(8,259,475)	$(3,741,155)	$(1,199,406)

Deduct:
Deferred exploration expenditures capitalized
during the period	(1,149,793)	(1,548,394)	(173,788)
Add:
Deferred exploration expenditures written off in
the period that would have been expensed
in a prior period	120,297	—	—

Net loss in accordance with United States GAAP	$(9,288,971)	$(5,289,549)	$(1,373,194)

Basic and diluted net loss per share (United States
GAAP)	$ (0.19)	$ (0.14)	$ (0.06)

Weighted average shares outstanding (United States GAAP)	49,112,192	38,949,937	21,349,766

The significant differences in the consolidated balance sheet relative to US GAAP were:

	2006	2005

Shareholders' equity - Canadian GAAP	$ 13,144,524	$ 6,133,038
Mineral properties and deferred exploration expenditures	(2,751,678)	(1,722,182)

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

15.	Differences Between Canadian and United States Generally Accepted Accounting Principles (“GAAP”) (continued)

The significant differences in the consolidated balance sheet relative to US GAAP were:

	2006	2005

Shareholders' equity - United States GAAP	$ 10,392,846	$ 4,410,856

	2006	2005

Mineral properties and deferred exploration expenditures
- Canadian GAAP	$ 4,492,503	$ 2,817,746
Mineral properties and deferred exploration expenditures
expensed per United States GAAP	(2,751,678)	(1,722,182)

Acquisition costs of mineral properties - United States
GAAP	$ 1,740,825	$ 1,095,564

The significant differences in the consolidated statement of cash flows relative to US GAAP were:

	Years ended January 31,
	2006	2005	2004

		Restated (Note 2)	Restated (Note 2)

Net cash used in operations
Canadian GAAP	$(2,710,439)	$(1,717,865)	$ (941,050)
Mineral properties and deferred exploration expenditures	(1,827,395)	(1,548,394)	(173,788)

US GAAP	(4,537,834)	(3,266,259)	(1,114,838)

Net cash provided by (used in) investing activities
Canadian GAAP	(2,258,760)	(1,725,060)	137,695
Mineral properties and deferred exploration expenditures	1,827,395	1,548,394	173,788

US GAAP	(431,365)	(176,666)	311,483

Net cash provided by financing activities
Canadian GAAP and U.S. GAAP	10,389,330	5,031,195	2,779,784

Recent Accounting Pronouncements

a)	On March 31, 2004, the Emerging Issues Task Force (“EITF”) issued EITF 04-2, “Whether Mineral Rights are Tangible or Intangible Assets” (“EITF 04-2”) which concluded that mineral interest conveyed by leases should be considered tangible assets. On April 30, 2004, the Financial Accounting Standards Board (“FASB”) issued amended Statement of Financial Accounting Standards (“SFAS”) 141 and SFAS 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company adopted EITF No. 04-2 on February 1, 2004 for purposes of the Canadian GAAP to U.S. GAAP discussion above entitled “Mineral Properties and Deferred Expenditures”.

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

15.	Differences Between Canadian and United States Generally Accepted Accounting Principles (“GAAP”) (continued)

b)	On March 31, 2004, the EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations” (“EITF 04-3”) which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets. The Company adopted EITF 04-3 on February 1, 2004. The adoption of EITF 04-3 had no impact on the Canadian GAAP to U.S. GAAP discussion above entitled “Mineral Properties and Deferred Expenditures”.

c)	In November 2004, FASB issued SFAS 151, “Inventory Costs”. The Company has determined that the adoption of SFAS 151 does not have an impact on its results of operations or financial position.

d)	In December 2004, FASB issued SFAS 153, “Exchanges of Non-monetary Assets – an amendment of Accounting Principles Board (“APB”) Opinion No. 29". The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations and financial position.

e)	In December 2004, FASB issued SFAS 123R(revised 2004), “Share-Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The adoption of the provisions of SFAS 123R for the year ending January 31, 2006 had no material effect on the Company’s financial statements.

f)	In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces APB No. 20, “Accounting Changes” (“APB No. 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Statements”. SFAS No. 154 requires retrospective applications for changes in accounting principle, unless it is impracticable to determine either the cumulative effect or the period-specific effects of the change. SFAS No. 154 brings forward without change the guidance in APB No. 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company has not adopted SFAS No. 154 as of the date of the consolidated financial statements and has not determined what effect, if any, its adoption will have on the Company’s consolidated financial position or results of operations or cash flows.

g)	In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140"(“SFAS No. 155”). SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The impact of SFAS No. 155 will depend on the nature of the derivative instruments

Brazauro Resources Corporation
(formerly Jaguar Resources Corporation)

Notes to Consolidated Financial Statements
(In Canadian Dollars)

January 31, 2006, 2005 and 2004

15.	Differences Between Canadian and United States Generally Accepted Accounting Principles (“GAAP”) (continued)

entered into after the effective date. The Company has not determined the effect, if any, the adoption of SFAS No. 155 will have on its financial position, results of operations or cash flows.

h)	In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event when the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS 143, “Accounting for Asset Retirement Obligations”, and therefore should be recognized if their fair value is reasonably estimable. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005. The adoption of the provisions of FIN 47 for the year ending January 31, 2006 had no material effect on the Company’s financial statements.

i)	In March 2005, EITF issued 04-6, “Accounting for Stripping Costs in the Mining Industry”, stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing”, (“ARB No. 43”). Based upon this statement, postproduction-stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of mineral sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company has not yet realized any revenues from mining operations.