Form 10-K/A
period 2006-01-31
BRAZAURO RESOURCES CORP
filed 2006-05-31
CIK 908177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Amendment No. 1
to
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

Documents incorporated by reference:  None.

EXPLANATORY NOTE

This amendment is being filed to amend and restate Item 10 to include information regarding Item 405 of Regulation S-K.

BRAZAURO RESOURCES CORPORATION
FORM 10-K/A
TABLE OF CONTENTS

		Page

PART III
Item 10.	Directors and Executive Officers of the Registrant	1
Item 15.	Exhibits and Financial Statement Schedules	3

i

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers of the Company, their ages and term of continuous service are as follows:

Name	Age	Position with Registrant	Served As a Director and/ or Officer Since
D. Harry W. Dobson	58	Director	May 27, 2005
Patrick L. Glazier	48	Director	July 8, 1998
Brian C. Irwin	66	Director	October 3, 1995
Mark E. Jones, III	66	Director, Chairman & CEO	March 12, 1986
Leendert G. Krol	66	Director	March 6, 2003
Daniel B. Leonard	69	Director	October 20, 1999
Dr. Roger Howard Mitchell	66	Director	June 14, 1993
Dr. Roger David Morton	70	Director	June 14, 1993
Stephen Zahony	64	Vice President - Exploration	April 1, 2005

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Due to the fact that the Company was a "foreign private issuer" as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the year ended January 31, 2006, the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities were not subject to Section 16(a) of the Exchange Act.

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Certificate of Incorporation, Memorandum and Articles of Texas Star Resources Corporation (the "Company") dated March 12, 1986.(a)
3.1.1	Amendment to Certificate of Incorporation and Memorandum.(b)
3.1.2	Certificate of Change of Name dated October 30, 1996.
3.1.3	Amendment to the Company's Memorandum, effective November 27, 2001.(h)
10.6	Agreement dated July 28, 1992, between the Company and certain royalty holders (as set forth therein).(a)
10.7	Stock Purchase Agreement dated July 29, 1992, by and among the Company, DEI, James M. Cairns, Jr., Gandy Baugh and Stewart Jackson (such individuals being collectively referred to as the "DEI Shareholders"), and the Amendment thereto dated January 13, 1993.(a)
10.11	Prospecting Permit and Option to Lease dated November 4, 1992, between DEI and various interest holders.(a)
10.12	Agreement dated December 22, 1992, between the Company and certain royalty interest holders.(a)
10.16	Royalty Interest Agreement dated January 13, 1993, by and between the Company and the DEI Shareholders relating to the properties of the Company and DEI in Arkansas.(a)
10.40	Mining Lease between the Company and certain royalty interest holders dated November 4, 1996.(c)
10.42	Amendment No. 1 to Mining Lease between the Company and certain royalty interest holders dated November 1997.(d)
10.43	Mining Lease between the Company and ABJ Hammett Estate/ Trust dated September 11, 1997. (d)
10.47	Mining Lease Agreement and Lease Modification and Escrow Agreement dated December 16, 1999.(e)
10.48	Letter Agreement dated October 26, 2000 between the Company and McGeorge Contracting Co.(f)
10.49	Stripping Agreement dated October 31, 2000 between the Company and McGeorge Contracting Co.(f)
10.50	Lease Confirmation Agreement dated effective March 16, 2000.(g)
10.51	Mining Lease between the Company and ABJ Hammett Estate/ Trust dated November 15, 2000.(g)
10.52	Trust Deed for Debentures dated February 16, 2001 between the Company and Montreal Trust Company of Canada.(g)
10.53	Pledge Agreement for Shares of Star U.S., Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001.(g)
10.54	Pledge Agreement for Shares of Diamond Operations, Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001.(g)
10.55	Second Supplemental Indenture between the Company and Computershare Trust Company of Canada dated February 11, 2003.(i)
10.56	Option Agreement, Tocantinzinho Project - Brazil dated July 31, 2003.(j)
22	Subsidiaries of the Registrant.(k)
31.1	Certification of Chief Executive Officer and principal financial officer pursuant to Exchange Act Rules 13a-14.(l)

__________________________________

(a)	Filed as an exhibit to Registration Statement on Form 10 as filed on June 23, 1993.
(b)	Filed as an exhibit to Form 8 Amendment No. 1 to Form 10 as filed on October 4, 1993.
(c)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1997 as filed on May 13, 1997.
(d)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1998 as filed on April 29, 1998.
(e)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2000 as filed on April 28, 2000.
(f)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2000 as filed on December 13, 2000.
(g)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2001 as filed on April 27, 2001.
(h)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2001 as filed on December 13, 2001.
(i)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended April 30, 2003 as filed on June 16, 2003.
(j)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended July 31, 2003 as filed on September 15, 2003.
(k)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2006 as filed on May 16, 2006.
(l)	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 31, 2006	BRAZAURO RESOURCES CORPORATION (Registrant) By: /s/ Mark E. Jones, III MARK E. JONES, III Chief Executive Officer and Director