Form 10-Q
period 2006-04-30
BRAZAURO RESOURCES CORP
filed 2006-06-14
CIK 908177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer      Accelerated filer       Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      No

Shares of Registrant’s Common Stock outstanding as of June 9, 2006: 52,937,145

BRAZAURO RESOURCES CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I.	Financial Information	Page

Item 1.	Financial Statements

Consolidated Balance Sheets - January 31, 2006 and April 30, 2006 (Unaudited)	1

Interim Consolidated Statements of Operations - Three Months Ended April 30, 2006 and 2005 (Unaudited)	2

Interim Consolidated Statements of Shareholders’ Equity - January 31, 2005, January 31, 2006 and April 30, 2006 (Unaudited)	3

Interim Consolidated Statements of Cash Flows - Three Months Ended April 30, 2006 and 2005 (Unaudited)	4

Notes to Interim Consolidated Financial Statements (Unaudited) - April 30, 2006 and 2005	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures	17

i

Brazauro Resources Corporation
Consolidated Balance Sheets (Unaudited)

	April 30, 2006	January 31, 2006

	(In Canadian Dollars)
Assets
Current assets:
Cash and cash equivalents	$ 7,853,502	$ 8,955,186
Accounts receivable	8,790	9,563

Total current assets	7,862,292	8,964,749

Property and equipment, at cost:
Mineral properties and deferred
expenditures (Note 2)	5,014,074	4,492,503
Equipment and other	87,323	74,030
Accumulated depreciation	(46,290)	(39,534)

Total property and equipment, at cost	5,055,107	4,526,999

Other assets	6,610	6,747

Total assets	$ 12,924,009	$ 13,498,495

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$ 301,189	$ 234,732
Asset retirement obligations	116,809	119,239

Total current liabilities	417,998	353,971

Contingencies (Note 4)
Shareholders’ equity:
Common share capital, no par value:
Authorized shares - unlimited
Issued and outstanding shares - 52,937,145
(52,931,645 at January 31, 2006) (Note 3)	53,436,826	53,432,703
Contributed surplus	6,270,502	5,505,767
Deficit	(47,201,317)	(45,793,946)

Total shareholders’ equity	12,506,011	13,144,524

Total liabilities and shareholders’ equity	$ 12,924,009	$ 13,498,495

See accompanying notes.

Brazauro Resources Corporation
Consolidated Statements of Operations (Unaudited)

	Three Months Ended April 30,
	2006	2005

	(In Canadian Dollars)
Revenues:
Interest income	$76,849	$13,885
Gain on sale of equipment	—	1,202

	76,849	15,087

Expenses:
General and administrative (Note 5)	1,301,515	1,314,926
Finance charges	18,215	6,204
Write-down of mineral properties (Note 2)	17,342	—
Foreign exchange translation (gains) losses	147,148	(29,672)

	1,484,220	1,291,458

Net loss before provision for income taxes	(1,407,371)	(1,276,371)

Provision for income taxes	—	—

Net loss for the period	$(1,407,371)	$(1,276,371)

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Weighted-average common shares outstanding	52,935,847	45,195,594

See accompanying notes.

Brazauro Resources Corporation
Consolidated Statements of Shareholders’ Equity (Unaudited)
(In Canadian Dollars)

	Common Shares
	Number	Amount	Contributed Surplus	Deficit	Total Shareholders’ Equity

Balance at January 31, 2005	44,869,716	$41,536,205	$2,131,304	$(37,534,471)	$6,133,038

Issued for cash, net of share issue
cost	5,000,000	8,983,538	—	—	8,983,538

Issued for property acquisition	200,000	400,000	—	—	400,000

Issued on exercise of warrants	113,000	118,650	—	—	118,650

Stock-based compensation	—	—	4,481,631	—	4,481,631

Issued on exercise of stock
options	2,748,929	2,394,310	(1,107,168)	—	1,287,142

Net loss for the year	—	—	—	(8,259,475)	(8,259,475)

Balance at January 31, 2006	52,931,645	53,432,703	5,505,767	(45,793,946)	13,144,524

Stock-based compensation	—	—	766,658	—	766,658

Issued on exercise of stock
options	5,500	4,123	(1,923)	—	2,200

Net loss for the period	—	—	—	(1,407,371)	(1,407,371)

Balance at April 30, 2006	52,937,145	$53,436,826	$6,270,502	$(47,201,317)	$12,506,011

See accompanying notes.

Brazauro Resources Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended April 30,
	2006	2005

	(In Canadian Dollars)
Operating activities
Net loss for the period	$(1,407,371)	$(1,276,371)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	6,756	1,880
Gain on sale of equipment	—	(1,202)
Stock based compensation	766,658	865,748
Changes in non-cash operating working capital:
Accounts receivable	615	(50,027)
Accounts receivable from a related party	—	52,064
Accounts payable and accrued liabilities	49,302	8,489

Net cash used in operating activities	(584,040)	(399,419)
Investing activities
Mineral property acquisition and exploration	(499,671)	(394,881)
Equipment and other	(13,292)	(28,466)

Net cash used in investing activities	(512,963)	(423,347)

Financing activities
Proceeds from issuances of common shares and warrants	2,200	200,176
Proceeds from sale of equipment	—	1,202

Net cash provided by financing activities	2,200	201,378
Effect of exchange rate changes on cash	(6,881)	1,311

Decrease in cash and cash equivalents	(1,101,684)	(620,077)

Cash and cash equivalents, beginning of period	8,955,186	3,557,214

Cash and cash equivalents, end of period	$7,853,502	$2,937,137

See accompanying notes.

See Note 8 for supplemental cash flow disclosure and non-cash investing and financing activities.

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian dollars)

April 30, 2006 and 2005

1.    Basis of Operations

Brazauro Resources Corporation (“the Company”) is engaged in the acquisition and exploration of mineral properties with the potential for economically recoverable reserves. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles and comply in all material respects with United States generally accepted accounting principles except as discussed in Note 7. The consolidated financial statements are presented in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by Canadian and United States generally accepted accounting principles for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended January 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending January 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results may differ from those estimates.

The nature of the Company’s operations results in significant expenditures for the acquisition and exploration of properties. None of the Company’s properties have been proven to have economically recoverable reserves or proven reserves at the current stage of exploration. The recoverability of the carrying value of mineral properties and deferred expenditures is dependent upon a number of factors including the existence of recoverable reserves, the ability of the Company to obtain financing to renew leases and continue exploration and development, and the discovery of recoverable reserves.

Certain amounts in the financial statements for the quarter ended April 30, 2005 have been reclassified to conform to the presentation as of April 30, 2006.

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

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian dollars)

April 30, 2006 and 2005

2.    Mineral Properties and Deferred Expenditures (continued)

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

As of April 30, 2006, the total commitment remaining under the option agreement is as follows (all amounts are in U.S. dollars): $130,000 and 200,000 common shares of the Company, and $150,000 and 700,000 common shares of the Company for the 2007 and 2008 fiscal years, respectively.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to certain Brazilian residents in respect of the mineral rights to the Tocantinzinho Properties (the “Underlying Agreements”) totaling $1,600,000 (U.S.) over a four-year period. At April 30, 2006, the remaining payment commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $120,000 and $1,205,000 in fiscal years 2007 and 2008, respectively. The Company made payments totaling $35,000 (U.S.), $80,000 (U.S.), $120,000 (U.S.) and $40,000 (U.S.) in respect of the Underlying Agreements during fiscal 2004, 2005, 2006 and 2007, respectively. The payments under the option agreement and the Underlying Agreements are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.), respectively, discussed above. During fiscal 2005 the Company completed the requirement under the option agreement to expend a total of $300,000 (U.S.) and met the requirement to expend $1,000,000 (U.S.) on exploration. The Company has met its commitments under the option agreement at April 30, 2006, and the option agreement is cancelable by the Company without further obligations.

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

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian dollars)

April 30, 2006 and 2005

2.    Mineral Properties and Deferred Expenditures (continued)

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

Under a separate agreement, the Company holds exploration permits for an additional 16,052 hectares adjacent to the western border of the above Tocantinzinho Properties. The Company has agreed to make payments totaling $300,000 (U.S.) over a period of approximately four years to an individual as a finder’s fee related to this 16,000 hectare property. As of April 30, 2006, the remaining commitment under this agreement is $215,000 (U.S.). This additional property is not subject to the option agreement and therefore is not subject to the royalty. The Company received an exploration license from the Brazilian regulatory authority with respect to the additional 16,052 hectares in fiscal year 2005.

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

During fiscal 2005 and 2006, the Company performed exploration activities at the Mamoal Property, including a regional soil auger sampling program, in conjunction with channel-sampling of old pits and rock-chip sampling. At the Mamoal Property, core drilling commenced in November 2005 and was completed in January 2006. Additionally, an extensive grid soil geochemical survey was conducted at Mamoal during fiscal 2006. The results of the above testing were not encouraging, and the Company may cease exploration of this project. Accordingly the net capitalized costs related to the Mamoal Property totaling $906,535 were written off during the fourth quarter of fiscal 2006. Additional costs incurred during the quarter ended April 30, 2006 totaling $17,342 were written off as of April 30, 2006.

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian dollars)

April 30, 2006 and 2005

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

Mineral properties and deferred expenditures were as follows:

	Balance at January 31 2006	Additions	Impaired Write-Offs	Balance at April 30 2006

Brazilian Properties
Tocantinzinho Properties:
Acquisition costs	$1,720,296	$227,449	$ —	$1,947,745
Exploration costs:
Drilling	1,038,257	125,337	—	1,163,594
Field expenses	1,175,031	107,973	—	1,283,004
Geological	341,939	7,122	—	349,061
Assay	196,451	147	—	196,598

Total exploration costs	2,751,678	240,579	—	2,992,257

Total Tocantinzinho Properties	4,471,974	468,028	—	4,940,002
Mamoal Property:
Acquisition costs	—	—	—	—
Exploration costs:
Field expenses	—	13,042	(13,042)	—
Geological	—	62	(62)	—
Assay	—	4,238	(4,238)	—

Total exploration costs	—	17,342	(17,342)	—

Total Mamoal Property	—	17,342	(17,342)	—
Batalha Property
Acquisition costs	20,529	10,751	—	31,280
Exploration costs (Field costs)	—	42,792	—	42,792

	20,529	53,543	—	74,072

Total acquisition costs	1,740,825	238,200	—	1,979,025
Total exploration costs	2,751,678	300,713	(17,342)	3,035,049

Total costs	$4,492,503	$538,913	$(17,342)	$5,014,074

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian dollars)

April 30, 2006 and 2005

3.    Share Capital

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

During August 2005 the Company closed a private placement of 5,000,000 units at $1.90 per unit for gross proceeds of $9,500,000. The Company paid a brokerage commission on the placement of $475,000. Each unit consists of one common share and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of the Company at $3.80 for a period of one year. If the shares of the Company trade at $4.80 or higher on each trading day during a thirty day period, the exercise period of the warrants will accelerate and holders will have a period of 30 days thereafter to exercise their warrants, failing which they will expire. As of April 30, 2006, all of the 2,500,000 share purchase warrants are outstanding.

In the first quarter of fiscal 2006, employees, directors and consultants of the Company exercised a total of 602,857 common share options at prices ranging from $0.10 to $0.40, and the Company received exercise proceeds of $153,309.

In the first quarter of fiscal 2007, the Company granted incentive stock options to an officer of the Company for the purchase of 250,000 common shares at an exercise price of $1.36 per share through April 1, 2011.

As of April 30, 2006, the Company had a total of 8,199,143 common stock options outstanding at prices ranging from $0.18 to $1.36.

4.    Contingencies

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

April 30, 2006 and 2005

4.    Contingencies (continued)

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

5.    General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended April 30,

	2006	2005

Consulting fees	$ 116,492	$ 128,526
Depreciation expense	6,756	1,880
Entertainment	10,807	17,770
Office expenses	37,874	68,423
Professional fees	157,039	59,360
Rent	11,466	8,622
Repairs and maintenance	4,162	3,747
Salary	905,917	966,334
Shareholder relations	12,517	22,723
Travel	38,485	37,541

Total	$1,301,515	$1,314,926

6.    Stock Based Compensation

Stock-based compensation related to options granted to employees and non-employees increased the following expenses in the consolidated financial statements of the Company in the three months ended April 30, 2006 and 2005:

	Three months ended April 30,
	2006	2005

Consulting	$ 63,639	$ 56,299
Salary	703,019	809,449

Total	$766,658	$865,748

These amounts have also been recorded as contributed surplus on the balance sheet.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian dollars)

April 30, 2006 and 2005

6.    Stock Based Compensation (continued)

	2007	2006
Expected dividend yield	0%	0%
Expected volatility	136%	150%
Risk-free interest rate	4.09%	3.64%
Expected life	2 years	3 years
Weighted average fair value
of options granted	$ 0.92	$ 1.05

7.    Differences Between Canadian and United States Generally Accepted Accounting Principles (“GAAP”)

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

The significant differences in the consolidated statements of loss relative to US GAAP were:

	Three Months Ended April 30,
	2006	2005

Net loss in accordance with Canadian GAAP	$(1,407,371)	$(1,276,371)
Deduct:
Deferred exploration expenditures capitalized during the period	(283,371)	(207,329)

Net loss in accordance with United States GAAP	$(1,690,742)	$(1,483,700)

Basic and diluted net loss per share (United States GAAP)	$(0.03)	$(0.03)

Weighted average shares outstanding (United States GAAP)	52,935,847	45,195,594

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian dollars)

April 30, 2006 and 2005

7.    Differences Between Canadian and United States Generally Accepted Accounting Principles (“GAAP”) (continued)

The significant differences in the consolidated balance sheet relative to US GAAP were:

	April 30, 2006	January 31, 2006

Shareholders’ equity - Canadian GAAP	$12,506,011	$13,144,524
Mineral properties and deferred exploration expenditures	(3,035,049)	(2,751,678)

Shareholders’ equity - United States GAAP	$9,470,962	$10,392,846

Mineral properties and deferred exploration expenditures
- Canadian GAAP	$5,014,074	$4,492,503
Mineral properties and deferred exploration expenditures
expensed per United States GAAP	(3,035,049)	(2,751,678)

Acquisition costs of mineral properties - United States
GAAP	$1,979,025	$1,740,825

The significant differences in the consolidated statement of cash flows relative to US GAAP were:

	Three months ended April 30,
	2006	2005

Net cash used in operations
Canadian GAAP	$(584,040)	$(399,419)
Mineral properties and deferred exploration expenditures	(300,713)	(207,329)

US GAAP	(884,753)	(606,748)

Net cash used in investing activities
Canadian GAAP	(512,963)	(423,347)
Mineral properties and deferred exploration expenditures	300,713	207,329

US GAAP	(212,250)	(216,018)

Net cash provided by financing activities
Canadian GAAP and U.S. GAAP	2,200	201,378

8.    Supplemental Cash Flow and Non-Cash Investing and Financing Disclosure

	Three months ended April 30,
	2006	2005

Supplemental cash flow disclosure:
Interest paid in cash	$—	$—
Income taxes paid	—	—

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q under “Part I — Item 1. Financial Information,” “Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II — Item 1. Legal Proceedings” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success (or lack thereof) with respect to the Company’s exploration and development operations on its properties; the Company’s ability to raise capital and the terms thereof; the acquisition of additional mineral properties; changes in business strategy or development plans; exploration and other property writedowns; the continuity, experience and quality of the Company’s management; changes in or failure to comply with government regulations or the lack of government authorization to continue certain projects; the outcome of litigation matters, and other factors referenced from time to time in the Company’s filings with the Securities and Exchange Commission. The use in this Form 10-Q of such words as “believes”, “plans”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of any of its exploration properties.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – For the Three Month Periods Ended April 30, 2006 and 2005

        All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of June 9, 2006 the exchange rate is $1.00 (Canadian) = $0.9033 (U.S.)

        The Company is engaged in the business of exploring for and, if warranted, developing mineral properties and is concentrating its current acquisition and exploration efforts on those properties which the Company believes have large scale gold potential. The Company leases interests in properties located in the Tapajós Gold District of Brazil’s northerly Pará State (collectively the “Properties”).

        The Company has had no significant revenues from mining operations. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company’s existing Properties are gold prospects in Brazil, as discussed in Note 2, which were acquired during fiscal 2004 and 2005. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management’s estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs.

        The Company’s mineral properties and deferred expenditures increased to $5,014,074 at April 30, 2006 from $4,492,503 at January 31, 2006 as a result of acquisition costs totaling $238,200 and exploration costs totaling $283,371 related to the activities on the Company’s Brazilian Properties as further described in Note 2. The increases were primarily due to the acquisition and exploration efforts of the Company related to its Tocantinzinho Properties.

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

        An extensive grid soil geochemical survey was conducted at Mamoal during fiscal 2006. Hand-augered soil samples were collected over two specific areas identified in previous soil sampling programs as being gold anomalous. One area is called Itapecoim, where 544 augered soil samples were collected and chemically analyzed for gold in fiscal 2006. The second area is called Agua Limpa, where 426 augered soil samples were collected in fiscal 2006. Following the geochemical results, seven core holes were drilled for a total of 1,342.7 meters, with 394 core samples assayed. The best intersection returned 0.30 meter at 6.49 grams Au per tonne. The results of the above testing were not encouraging, and the Company may cease exploration of this project. Accordingly, the net capitalized costs related to the Mamoal Property totaling $906,535 were written off during the fourth quarter of fiscal 2006. Additional costs incurred during the quarter ended April 30, 2006 totaling $17,342 were written off as of April 30, 2006.

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

        The Company’s revenues during the first quarters of fiscal 2007 and 2006 were primarily comprised of interest income and gains on sales of equipment. The Company has not received any revenues from mining operations since inception.

        General and administrative expenses totaled approximately $1,302,000 during the first quarter of fiscal 2007 as compared to approximately $1,315,000 during the first quarter of fiscal 2006, representing a decrease of approximately 1%. Included in general and administrative expenses during the first quarters of fiscal 2007 and 2006 were approximately $767,000 and $866,000, respectively, of stock compensation expense recorded using the fair value method. The Company experienced an increase in professional expenses of approximately $98,000 from the quarter ended April 30, 2005 to the quarter ended April 30, 2006. This increase in professional fees relates to the Company’s efforts to resolve the inconsistencies in its title position on the Tocantinzinho Properties.

        The Company anticipates that general and administrative expenses during the remaining three quarters of fiscal 2007 will increase from the level experienced in the first quarter of fiscal 2007 as the Company incurs additional consulting, professional and exploration expenditures related to the Brazilian Properties.

Financial Condition; Liquidity and Capital Resources.

        As of April 30, 2006, the Company had working capital of $7,444,294 as compared to working capital of $8,610,778 at January 31, 2006. At April 30, 2006, the Company had current assets of $7,862,292, including $7,853,502 in cash and $8,790 in accounts receivable compared to total current liabilities of $417,998.

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

        During August 2005 the Company closed a private placement of 5,000,000 units at $1.90 per unit for gross proceeds of $9,500,000. The Company paid a brokerage commission on the placement of $475,000. Each unit consists of one common share and one half of one share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of the Company at $3.80 for a period of one year. If the shares of the Company trade at $4.80 or higher on each trading day during a thirty day period, the exercise period of the warrants will accelerate and holders will have a period of 30 days thereafter to exercise their warrants, failing which they will expire. As of April 30, 2006, all of the 2,500,000 share purchase warrants are outstanding.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

Item 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures.

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

There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

        Except as described in “Part I — Item 1 — Financial Information — Note 4 of Notes to Interim Consolidated Financial Statements (Unaudited)” which description is incorporated in its entirety by this reference into this part, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors“ in our Annual Report on Form 10-K for the year ended January 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Any issuances or sales of equity securities resulting in cash proceeds to the Company described in “Part 1. Item 2. Liquidity and Capital Resources”, were made in reliance on exemptions from registration provided by Regulation D, Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

Item 5.	OTHER INFORMATION.

        Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

See Index of Exhibits.

(b)	Reports on Form 8-K.

None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2006	BRAZAURO RESOURCES CORPORATION (Registrant) By: /s/ Mark E. Jones, III MARK E. JONES, III Chairman (and principal financial officer)

Index to Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, Memorandum and Articles of Texas Star Resources Corporation (the "Company") dated March 12, 1986.(a)
3.1.1	Amendment to Certificate of Incorporation and Memorandum.(b)
3.1.2	Certificate of Change of Name dated October 30, 1996.
3.1.3	Amendment to the Company’s Memorandum, effective November 27, 2001.(h)
10.6	Agreement dated July 28, 1992, between the Company and certain royalty holders (as set forth therein).(a)
10.7	Stock Purchase Agreement dated July 29, 1992, by and among the Company, DEI, James M. Cairns, Jr., Gandy Baugh and Stewart Jackson (such individuals being collectively referred to as the "DEI Shareholders"), and the Amendment thereto dated January 13, 1993.(a)
10.11	Prospecting Permit and Option to Lease dated November 4, 1992, between DEI and various interest holders.(a)
10.12	Agreement dated December 22, 1992, between the Company and certain royalty interest holders.(a)
10.16	Royalty Interest Agreement dated January 13, 1993, by and between the Company and the DEI Shareholders relating to the properties of the Company and DEI in Arkansas.(a)
10.40	Mining Lease between the Company and certain royalty interest holders dated November 4, 1996.(c)
10.42	Amendment No. 1 to Mining Lease between the Company and certain royalty interest holders dated November 1997.(d)
10.43	Mining Lease between the Company and ABJ Hammett Estate/ Trust dated September 11, 1997. (d)
10.47	Mining Lease Agreement and Lease Modification and Escrow Agreement dated December 16, 1999.(e)
10.48	Letter Agreement dated October 26, 2000 between the Company and McGeorge Contracting Co.(f)
10.49	Stripping Agreement dated October 31, 2000 between the Company and McGeorge Contracting Co.(f)
10.50	Lease Confirmation Agreement dated effective March 16, 2000.(g)
10.51	Mining Lease between the Company and ABJ Hammett Estate/ Trust dated November 15, 2000.(g)
10.52	Trust Deed for Debentures dated February 16, 2001 between the Company and Montreal Trust Company of Canada.(g)
10.53	Pledge Agreement for Shares of Star U.S., Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001.(g)
10.54	Pledge Agreement for Shares of Diamond Operations, Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001.(g)
10.55	Second Supplemental Indenture between the Company and Computershare Trust Company of Canada dated February 11, 2003.(i)
10.56	Option Agreement, Tocantinzinho Project - Brazil dated July 31, 2003.(j)
22	Subsidiaries of the Registrant.(k)
31.1	Certification of Chairman pursuant to Exchange Act Rules 13a-14.(l)
32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(l)

__________________________________

(a)	Filed as an exhibit to Registration Statement on Form 10 as filed on June 23, 1993.
(b)	Filed as an exhibit to Form 8 Amendment No. 1 to Form 10 as filed on October 4, 1993.
(c)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1997 as filed on May 13, 1997.
(d)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1998 as filed on April 29, 1998.
(e)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2000 as filed on April 28, 2000.
(f)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2000 as filed on December 13, 2000.
(g)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2001 as filed on April 27, 2001.
(h)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2001 as filed on December 13, 2001.
(i)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended April 30, 2003 as filed on June 16, 2003.
(j)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended July 31, 2003 as filed on September 15, 2003.
(k)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2006 as filed on May 16, 2006.
(l)	Filed herewith.