Form 10-Q
period 2006-07-31
BRAZAURO RESOURCES CORP
filed 2006-09-19
CIK 908177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

or

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
Large accelerated filer      Accelerated filer       Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes Yes      No

Shares of Registrant's Common Stock outstanding as of September 11, 2006: 53,137,145

BRAZAURO RESOURCES CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets - January 31, 2006 and July 31, 2006 (Unaudited)	1

Interim Consolidated Statements of Operations - Three and Six Months Ended July 31, 2006 and 2005 (Unaudited)	2

Interim Consolidated Statements of Shareholders' Equity - January 31, 2005, January 31, 2006 and July 31, 2006 (Unaudited)	3

Interim Consolidated Statements of Cash Flows - Three and Six Months Ended July 31, 2006 and 2005 (Unaudited)	4

Notes to Interim Consolidated Financial Statements (Unaudited) - July 31, 2006 and 2005	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	Other Information.

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures	19

i

Brazauro Resources Corporation

Consolidated Balance Sheets (Unaudited)

	July 31, 2006	January 31, 2006

	(In Canadian Dollars)
Assets
Current assets:
Cash and cash equivalents	$ 6,498,892	$ 8,955,186
Accounts receivable	10,005	9,563
Prepaid expenses	29,517	-

Total current assets	6,538,414	8,964,749

Property and equipment, at cost:
Mineral properties and deferred
expenditures (Note 2)	5,985,522	4,492,503
Equipment and other	88,552	74,030
Accumulated depreciation	(52,559)	(39,534)

Total property and equipment, at cost	6,021,515	4,526,999

Other assets	6,672	6,747

Total assets	$ 12,566,601	$ 13,498,495

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$ 196,943	$ 234,732
Asset retirement obligations	109,885	119,239

Total current liabilities	306,828	353,971

Contingencies (Note 4)
Shareholders' equity:
Common share capital, no par value:
Authorized shares - unlimited
Issued and outstanding shares - 53,137,145
(52,931,645 at January 31, 2006) (Note 3)	53,656,826	53,432,703
Contributed surplus	7,008,334	5,505,767
Deficit	(48,405,387)	(45,793,946)

Total shareholders' equity	12,259,773	13,144,524

Total liabilities and shareholders' equity	$ 12,566,601	$ 13,498,495

See accompanying notes.

Brazauro Resources Corporation

Consolidated Statements of Operations (Unaudited)

(In Canadian Dollars)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

	(In Canadian Dollars)
Revenues:
Interest income	$ 75,508	$ 11,211	$ 152,357	$ 25,096
Gain on sale equipment	-	-	-	1,202

	75,508	11,211	152,357	26,298
Expenses:
General and administrative (Note 5)	1,264,905	1,947,267	2,566,420	3,262,193
Finance charges	877	6,068	19,092	12,272
Write-down of mineral properties (Note 2)	70,495	-	87,837	-
Foreign exchange translation (gains) losses	(56,699)	53,315	90,449	23,643

	1,279,578	2,006,650	2,763,798	3,298,108

Loss before provision for income taxes	(1,204,070)	(1,995,439)	(2,611,441)	(3,271,810)
Provision for income taxes	-	-	-	-

Net loss for the period	$(1,204,070)	$(1,995,439)	$(2,611,441)	$(3,271,810)

Basic and diluted net loss per common share	$ (0.02)	$ (0.04)	$ (0.05)	$ (0.07)
Weighted-average common shares outstanding	52,945,841	45,839,724	52,940,927	45,522,997

See accompanying notes.

Brazauro Resources Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Canadian Dollars)

					Total
	Common Shares		Contributed		Shareholders'
	Number	Amount	Surplus	Deficit	Equity

Balance at January 31, 2005	44,869,716	$41,536,205	$ 2,131,304	$(37,534,471)	$ 6,133,038
Issued for cash, net of share issue
cost	5,000,000	8,983,538	-	-	8,983,538
Issued for property acquisition	200,000	400,000	-	-	400,000
Issued on exercise of warrants	113,000	118,650	-	-	118,650
Stock-based compensation	-	-	4,481,631	-	4,481,631
Issued on exercise of stock
options	2,748,929	2,394,310	(1,107,168)	-	1,287,142
Net loss for the year	-	-	-	(8,259,475)	(8,259,475)

Balance at January 31, 2006	52,931,645	53,432,703	5,505,767	(45,793,946)	13,144,524
Issued for property acquisition	200,000	220,000	-	-	220,000
Stock-based compensation	-	-	1,504,490	-	1,504,490
Issued on exercise of stock
options	5,500	4,123	(1,923)	-	2,200
Net loss for the period	-	-	-	(2,611,441)	(2,611,441)

Balance at July 31, 2006	53,137,145	$53,656,826	$ 7,008,334	$(48,405,387)	$ 12,259,773

See accompanying notes.

Brazauro Resources Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

	(In Canadian Dollars)
Operating activities
Net loss for the period	$(1,204,070)	$(1,995,439)	$(2,611,441)	$(3,271,810)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	7,881	6,220	14,637	8,100
Gain on sale of equipment	-	-	-	(1,202)
Stock based compensation	737,832	1,383,186	1,504,490	2,248,934
Write-down of mineral properties	70,495	-	87,837	-
Changes in noncash operating working
capital:
Accounts receivable	(1,160)	(8,755)	(545)	(58,782)
Accounts receivable from a related party	-	3,538	-	55,602
Prepaid expenses	(29,517)	-	(29,517)	-
Accounts payable and accrued liabilities	(59,483)	68,307	(10,181)	76,796

Net cash used in operating activities	(478,022)	(542,943)	(1,044,720)	(942,362)

Investing activities
Mineral property acquisition and
exploration	(877,446)	(709,756)	(1,394,459)	(1,104,637)
Equipment and other	(2,842)	(12,282)	(16,134)	(40,748)

Net cash used in investing activities	(880,288)	(722,038)	(1,410,593)	(1,145,385)

Financing activities
Proceeds from issuances of common
shares	-	1,163,043	2,200	1,363,219
Proceeds from subscriptions received	-	6,866,600	-	6,866,600
Proceeds from sale of equipment	-	-	-	1,202

Net cash provided by financing activities	-	8,029,643	2,200	8,231,021
Effect of exchange rate changes on cash	3,700	(2,549)	(3,181)	(1,238)

Increase (decrease) in cash and cash
equivalents	(1,354,610)	6,762,113	(2,456,294)	6,142,036
Cash and cash equivalents, beginning of
period	7,853,502	2,937,137	8,955,186	3,557,214

Cash and cash equivalents, end of period	$ 6,498,892	$ 9,699,250	$ 6,498,892	$ 9,699,250

See accompanying notes.

See Note 8 for supplemental cash flow disclosure and non-cash investing and financing activities.

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian dollars)

July 31, 2006 and 2005

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

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the entire year ending January 31, 2007.

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

Certain amounts in the financial statements for the quarter ended July 31, 2005 have been reclassified to conform to the presentation as of July 31, 2006.

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

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian Dollars)

July 31, 2006 and 2005

2.	Mineral Properties and Deferred Expenditures (continued)

Brazilian Properties

Tocantinzinho Properties

In August 2003 the Company entered into an option to acquire exploration rights to a total of 28,275 hectares in the Tapajós gold district in Pará State, Brazil under an option agreement with two individuals (herein referred to as “optionors”). The option agreement entitles the Company to acquire a 100% interest in the exploration rights to such area (referred to herein as the “Tocantinzinho Properties”) over a four-year period in consideration for the staged payment of US$465,000, the staged issuance of 2,600,000 shares of the Company and the expenditure of $1,000,000 (U.S.) on exploration ($300,000 (U.S.) by July 31, 2004). The Company received approval for the acquisition from the TSX Venture Exchange in August 2003 and made the initial payment required by the option agreement to the optionors, consisting of 1,100,000 common shares of the Company and $75,000 (U.S.). The Company made the second option payment, consisting of 200,000 common shares of the Company and $30,000 (U.S.), in February 2004. In August 2004 and July 2005, the Company made the third and fourth option payments, each consisting of 200,000 common shares of the Company and $40,000 (U.S.). In July 2006, the Company made the fifth option payment, consisting of 200,000 common shares of the Company and $130,000 (U.S.).

As of July 31, 2006, the total commitment remaining under the option agreement is the final payment due in July 2008 of $150,000 (U.S.) and 700,000 common shares of the Company.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to certain Brazilian residents in respect of the mineral rights to the Tocantinzinho Properties (the “Underlying Agreements”) totaling $1,600,000 (U.S.) over a four-year period. At July 31, 2006, the remaining payment commitments under the Underlying Agreements are as follows (all amounts are in U.S. dollars): $85,000 and $1,205,000 in fiscal years 2007 and 2008, respectively. The Company made payments totaling $35,000 (U.S.), $80,000 (U.S.), $120,000 (U.S.) and $75,000 (U.S.) in respect of the Underlying Agreements during fiscal 2004, 2005, 2006 and 2007, respectively. The payments under the option agreement and the Underlying Agreements are considered expenditures for purposes of meeting the required total and initial annual expenditures of $1,000,000 (U.S.) and $300,000 (U.S.), respectively, discussed above. During fiscal 2005 the Company completed the requirement under the option agreement to expend a total of $300,000 (U.S.) and met the requirement to expend $1,000,000 (U.S.) on exploration. The Company has met its commitments under the option agreement at July 31, 2006, and the option agreement is cancelable by the Company without further obligations.

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

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian Dollars)

July 31, 2006 and 2005

2.	Mineral Properties and Deferred Expenditures (continued)

granting of the mining license. In the event the DNPM does not grant the mining license, the Company’s rights to the Extension Area will be in doubt. To date, the Company has made a payment of $150,000 (U.S.) to the holder of the application and, upon receipt of DNPM approval of the mining license, a further $2,850,000 (U.S.) is payable in staged payments over two years.

During fiscal year 2006, the Company became aware that another entity also had applied for exploration licenses to areas of the Tocantinzinho Properties, including areas of the mineralized zone discovered by the Company. The Company undertook an extensive review of its title position and found inconsistencies in its title documentation relating to license boundaries. The Company is working with its Brazilian counsel and the DNPM to resolve these inconsistencies.

In September 2006, the Company entered into an agreement (“the Title Consolidation Agreement”) with the entity discussed in the prior paragraph whereby the Company will acquire the entity’s interests in the area of the Tocantinzinho Properties in exchange for 13,150,000 shares of the Company. The acquisition is subject to confirmation of certain title matters from the DNPM, regulatory approval and certain other conditions. If the acquisition is completed, it will consolidate the entity’s mineral interests with the Company’s and extend the mineral land holdings of the Company in the area. The Title Consolidation Agreement will result in the entity owning approximately 19.9% of the issued shares of the Company. The entity does not currently own beneficially, directly or indirectly, any shares of the Company.

In connection with the Title Consolidation Agreement, the Company and the entity have agreed to enter into a Voting Trust and Placement Rights Agreement (the “Voting Agreement”) at the time of the closing of the transaction pursuant to which the Company will have the right to direct the voting of the shares to be issued to the entity except in certain conditions, including but not limited to a merger, amalgamation or a sale of all or substantially all of the Company’s assets. Further, the Company will have the right to find purchasers for the shares if the entity wishes to sell. The Voting Agreement will terminate on the earliest of: (i) the day following the second shareholders meeting after the Voting Agreement is entered into, (ii) eighteen months after the Voting Agreement is entered into, and (iii) the date on which the shares held by the entity and its affiliates represent in the aggregate less than 10% of the then outstanding shares.

Under a separate option agreement, the Company holds exploration permits for an additional 16,052 hectares adjacent to the western border of the above Tocantinzinho Properties. The Company has agreed to make payments totaling $300,000 (U.S.) over a period of approximately four years to an individual as a finder’s fee related to this 16,000 hectare property. As of July 31, 2006, the remaining commitment under this agreement is $185,000 (U.S.). This additional property is not subject to the option agreement and therefore is not subject to the royalty. The Company received an exploration license from the Brazilian regulatory authority with respect to the additional 16,052 hectares in fiscal year 2005.

Mamoal Property

The Company entered into an option agreement under which it may acquire the exploration license to the 10,000 hectare Mamoal Property, located 30 kilometers southeast of the Company’s Tocantinzinho Properties, in December 2003. The Company had an option to earn 100% of the Mamoal Property by payment of a total of $300,000 (U.S.) over three and one half years. The Company may terminate the option agreement at any time without further obligation. An initial $10,000 (U.S.) payment was made by the Company in December 2003, and the exploration research license was been transferred to Jaguar Resources do Brasil Ltda. During fiscal 2005 and 2006, the Company made payments under the option agreement totaling $25,000 (U.S.) and $45,000 (U.S.), respectively. The Company has received the exploration license from the Brazilian regulatory authority.

During fiscal 2005 and 2006, the Company performed exploration activities at the Mamoal Property, including a regional soil auger sampling program, core drilling and a grid soil geochemical survey. The results of the above testing were not encouraging, and the Company ceased exploration of this project in the second quarter of fiscal

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian Dollars)

July 31, 2006 and 2005

2.	Mineral Properties and Deferred Expenditures (continued)

2007. An impairment reserve of $906,535 was recorded at January 31, 2006, representing the entire capitalized costs of the Mamoal Property at that date. Additional costs incurred during the two quarters ended July 31, 2006 totaling $17,748 were written off as of July 31, 2006.

Batalha Property

In September, 2004 the Company applied for an exploration license to the 9800 hectare Batalha Property, located in the Tapajós gold province in northern Brazil. The property, host to a well known and extensive “garimpo” or artisanal mine, lies at the western end of the Tocantinzinho trend.

The Company agreed to pay the original holder of artisanal mining rights of Batalha, who controls over 1,700 hectares lying within the exploration license and directly over the Batalha zone, the equivalent of approximately $91,000 Canadian dollars in Brazilian reals over a 42 month period with a buyout after 4 years of $250,000 (U.S.) (if the project was deemed economic by the Company) and an additional sum based on the number of ounces of gold in the proven and probable (or measured and indicated) categories at Batalha as set out in a pre-feasibility or feasibility study. The per ounce payment amount ranges in a sliding scale from $1 (U.S.) per ounce for the first one million ounces up to $10 (U.S.) per ounce for each ounce over four million ounces. The 9,800 hectare exploration license lies over top of this area, covering extensions to north, south and west. If after four years the Company, in its sole opinion, had not found an economic ore body, the area and all collected data will be returned to the vendor.

Based on the results of exploration activities conducted during fiscal 2006 and 2007, the Company decided to terminate the Batalha lease and the capitalized costs totaling $70,089 were written off in the second quarter of fiscal 2007.

Sucuri Property

In July 2006 the Company entered into an option agreement under which it may acquire the exploration license to the 5,400 hectare Sucuri Property, located in Pará State, approximately 390 kilometers from the city of Itaituba, the city nearest to the Company’s Tocantinzinho Properties. The Company has an option to earn 100% of the Sucuri Property by payment of a total of $1,000,000 (Brazilian Reals) over three years. At the exchange rate in effect as of September 13, 2006, the total payments are approximately $460,000 (U.S.). The Company may terminate the option agreement at any time without further obligation. There are no production royalties in the option agreement. In addition to the optioned property, the Company has applied for an exploration license with the DNPM on an additional 4,861 hectares immediately south of the optioned property.

Crepori Property

In July 2006 the Company entered into an option agreement under which it may acquire the exploration license to the 8,175 hectare Crepori Property, located in Pará State, approximately 220 kilometers from Itaituba. The Company has an option to earn 100% of the Crepori Property, with no residual production royalty obligations, by payment of a total of $800,000 (Brazilian reals) over three years. At the exchange rate in effect as of September 13, 2006, the total payments are approximately $370,000 (U.S.). The Company may terminate the option agreement at any time without further obligation.

Mineral properties and deferred expenditures were as follows:

	Balance at January 31 2006	Additions	Impaired Write-Offs	Balance at July 31, 2006

Brazilian Properties
Tocantinzinho Properties:
Acquisition costs	$1,720,296	$ 684,097	$ -	$2,404,393

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian Dollars)

July 31, 2006 and 2005

2.	Mineral Properties and Deferred Expenditures (continued)

	Balance at January 31 2006	Additions	Impaired Write-Offs	Balance at July 31, 2006

Exploration costs:
Drilling	1,038,257	472,587	-	1,510,844
Field expenses	1,175,031	250,129	-	1,425,160
Geological	341,939	29,953	-	371,892
Assay	196,451	38,035	-	234,486

Total exploration costs	2,751,678	790,704	-	3,542,382

Total Tocantinzinho Properties	4,471,974	1,474,801	-	5,946,775

Mamoal Property:
Acquisition costs	-	-	-	-
Exploration costs:
Field expenses	-	13,448	(13,448)	-
Geological	-	62	(62)	-
Assay	-	4,238	(4,238)	-

Total exploration costs	-	17,748	(17,748)	-

Total Mamoal Property	-	17,748	(17,748)	-

Batalha Property
Acquisition costs	20,529	10,751	(31,280)	-
Exploration costs (Field costs)	-	38,809	(38,809)	-

	20,529	49,560	(70,089)	-

Sucuri Property
Acquisition costs	-	25,821	-	25,821
Exploration costs (Field costs)	-	5,184	-	5,184

	-	31,005	-	31,005

Crepori Property
Acquisition costs	-	7,742	-	7,742
Exploration costs (Field costs)	-	-	-	-

	-	7,742	-	7,742

Total acquisition costs	1,740,825	728,411	(31,280)	2,437,956
Total exploration costs	2,751,678	852,445	(56,557)	3,547,566

Total costs	$4,492,503	$1,580,856	$(87,837)	$5,985,522

3.	Share Capital

In November 2004, the Company completed a private placement of 2,112,500 common shares of the Company at a price of $0.85 per share and received proceeds totaling $1,795,625. In consideration for assistance with the private placement, the Company paid finders’ fees of $96,950 in cash and issued 113,000 share purchase warrants entitling the finders to purchase 113,000 common shares of the Company at $1.05 per share until November 2, 2005. In the first two quarters of fiscal 2006, a holder of the share purchase warrants elected to exercise 79,000 warrants and the Company received proceeds of approximately $83,000.

During August 2005 the Company closed a private placement of 5,000,000 units at $1.90 per unit for gross proceeds of $9,500,000. The Company paid a brokerage commission on the placement of $475,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitled the holder to purchase one additional share of the Company at $3.80 for a period of one year. All of the 2,500,000 share purchase warrants expired unused in August 2006.

In the first two quarters of fiscal 2006, employees, directors and consultants of the Company exercised a total of 2,720,357 common share options at prices ranging from $0.10 to $1.30, and the Company received exercise proceeds of $1,280,269.

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian Dollars)

July 31, 2006 and 2005

3.	Share Capital (continued)

In the first quarter of fiscal 2007, the Company granted incentive stock options to an officer of the Company for the purchase of 250,000 common shares at an exercise price of $1.36 per share through April 1, 2011.

As of July 31, 2006, the Company had a total of 8,199,143 common stock options outstanding at prices ranging from $0.18 to $2.00.

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

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian Dollars)

July 31, 2006 and 2005

5.	General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Consulting fees	$ 124,402	$ 91,282	$ 240,894	$ 219,808
Depreciation expense	7,881	6,220	14,637	8,100
Entertainment	10,221	19,077	21,028	36,847
Insurance	6,377	21,000	6,377	21,000
Office expenses	37,477	40,368	75,351	108,791
Professional fees	95,348	69,068	252,387	128,428
Rent	10,499	8,020	21,965	16,642
Repairs and maintenance	1,081	2,989	5,243	6,736
Salary	878,540	1,541,850	1,784,457	2,508,184
Shareholder relations	26,134	84,357	38,651	107,080
Travel	66,945	63,036	105,430	100,577

Total	$1,264,905	$1,947,267	$2,566,420	$3,262,193

6.	Stock Based Compensation

Stock-based compensation related to options granted to employees and non-employees increased the following expenses in the consolidated financial statements of the Company in the three and six months ended July 31, 2006 and 2005:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Consulting	$ 63,639	$ 34,944	$ 127,278	$ 91,243
Salaries	674,193	1,348,242	1,377,212	2,157,691

	$ 737,832	$ 1,383,186	$ 1,504,490	$ 2,248,934

These amounts have also been recorded as contributed surplus on the balance sheet.

The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian Dollars)

July 31, 2006 and 2005

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

The significant differences in the consolidated statements of loss relative to US GAAP were:

	Six months ended July 31

	2006	2005

Net loss in accordance with Canadian GAAP	$(2,611,441)	$(3,271,810)
Deduct:
Deferred exploration expenditures capitalized during the period	(795,888)	(886,038)

Net loss in accordance with United States GAAP	$(3,407,329)	$(4,157,848)

Basic and diluted net loss per share (United States GAAP)	$ (0.06)	$ (0.09)

Weighted average shares outstanding (United States GAAP)	52,940,927	45,522,997

The significant differences in the consolidated balance sheet relative to US GAAP were:

	July 31, 2006	January 31, 2006

Shareholders' equity - Canadian GAAP	$ 12,259,773	$ 13,144,524
Mineral properties and deferred exploration expenditures	(3,547,566)	(2,751,678)

Shareholders' equity - United States GAAP	$ 8,712,207	$ 10,392,846

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)
(In Canadian Dollars)

July 31, 2006 and 2005

7.	Differences Between Canadian and United States Generally Accepted Accounting Principles (“GAAP”) (continued)

	July 31, 2006	January 31, 2006

Mineral properties and deferred exploration expenditures - Canadian GAAP	$ 5,985,522	$ 4,492,503
Mineral properties and deferred exploration expenditures expensed per United States GAAP	(3,547,566)	(2,751,678)

Acquisition costs of mineral properties - United States GAAP	$ 2,437,956	$ 1,740,825

The significant differences in the consolidated statement of cash flows relative to US GAAP were:

	Six months ended July 31
	2006	2005

Net cash used in operations
Canadian GAAP	$(1,044,720)	$ (942,362)
Mineral properties and deferred exploration expenditures	(852,445)	(886,038)

US GAAP	(1,897,165)	(1,828,400)

Net cash used in investing activities
Canadian GAAP	(1,410,593)	(1,145,385)
Mineral properties and deferred exploration expenditures	852,445	886,038

US GAAP	(558,148)	(259,347)

Net cash provided by financing activities
Canadian GAAP and U.S. GAAP	2,200	8,231,021

8.	Supplemental Cash Flow and Non-Cash Investing and Financing Disclosure

	Six months ended July 31

	2006	2005

Supplemental cash flow disclosure:
Interest paid in cash	$ -	$ -
Income taxes paid	-	-
Non-cash investing activities:
Shares issued for mineral properties	$ 220,000	$400,000

9.	Subsequent Event

As discussed in detail in Note 2, the Company entered into an agreement in September 2006 in which the Company will acquire an entity’s interests in the Tocantinzinho Properties in exchange for the issuance of 13,150,000 shares of the Company. The acquisition is subject to confirmation of title matters by the Brazilian regulatory authority, approval of the Canadian regulatory authorities and certain other conditions.

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

        Results of Operations - For the Three and Six Month Periods Ended July 31, 2006 and 2005

        All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of September 11, 2006 the exchange rate is $1.00 (Canadian) = $0.8936 (U.S.)

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

        The Company has had no significant revenues from mining operations. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company’s existing Properties are gold prospects in Brazil, as discussed in Note 2, which were acquired during fiscal 2004, 2005 and 2006. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management’s estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs.

        The Company’s mineral properties and deferred expenditures increased to $5,985,522 at July 31, 2006 from $4,492,503 at January 31, 2006 as a result of net acquisition costs totaling $697,131 and net exploration costs totaling $795,888 related to the activities on the Company’s Brazilian Properties as further described in Note 2. The increases were primarily due to the acquisition and exploration efforts of the Company related to its Tocantinzinho Properties.

        The Company completed a diamond drill program consisting of twenty holes (approximately 4000 meters) at the Tocantinzinho Properties during fiscal 2005 in which 19 of 20 holes encountered mineralization. The Company completed a follow-up fourteen-hole Phase III drilling program at the Tocantinzinho Properties in the third quarter of fiscal 2006. In the second quarter of fiscal 2007, the Company completed the Phase IV diamond drilling campaign, consisting of twelve core holes for a total of 3,022 meters, at the Tocantinzinho Properties. Drill results to date indicate an extended strike length of mineralization of greater than 650 meters in length and confirm the earlier reported intercepts of continuous lower grade mineralization with several zones of high grade from 26.82 to 374.40 grams of gold per ton over widths of 2.5 to 0.85 meters. Additionally, the Company completed both a ground magnetic survey and metallurgical testing of drill core samples of the Tocantinzinho Properties during fiscal 2005 and 2006 and was encouraged by the results. Detailed results of the above testing at the Tocantinzinho Properties, including maps of the ground magnetic results and mineralization found by the core drilling program, are located at the Company’s website, www.brazauroresources.com.

         The Company has received exploration licenses in respect of the central 4,000 hectare area of the Tocantinzinho Properties on which it has been focusing its exploration efforts as well as for a 9,315 hectare area forming the north eastern and eastern boundary of the Tocantinzinho Properties. Under the option agreement the Company also holds rights to acquire two other applications for exploration licenses filed with the regulatory authorities in Brazil: one covering 4,275 hectares that lies to the south of the central 4,000 hectare area and one (the “Extension Area”) covering 10,000 hectares that lies immediately to the east but continues well south of the central 4,000 hectare area. The mineralized zone discovered by the Company on the Tocantinzinho Properties starts on the central 4,000 hectare area and extends eastward beyond the boundary of the central 4,000 hectare area into the Extension Area. At the end of fiscal 2006, as a result of further title reviews by the Company, it came to the Company's attention that a long dormant application for a mining license that covered the Extension Area had never been processed by the Departamento Nacional de Produção Mineral (“DNPM”) and was still valid. According to advice from Brazilian counsel, the dormant application carried paramount title to the Extension Area. The Company, through its subsidiary, Jaguar Resources do Brasil Ltda., reached an agreement with the holder of such application to acquire its rights to obtain a mining license over the Extension Area, subject to receipt of confirmation from the DNPM of the granting of the mining license. In the event the DNPM does not grant the mining license, the Company's rights to the Extension Area will be in doubt. To date, the Company has made a payment of $150,000 (U.S.) to the holder of the application and, upon receipt of DNPM approval of the mining license, a further $2,850,000 (U.S.) is payable in staged payments over two years.

         The Company is aware that another entity also had applied for exploration licenses to areas of the Tocantinzinho Properties, including areas of the mineralized zone discovered by the Company. The Company is presently undertaking an extensive review of its title position and has found inconsistencies in its title documentation relating to license boundaries. The Company is working with its Brazilian counsel and the DNPM to resolve these inconsistencies.

        In September 2006, the Company entered into an agreement (“ the Title Consolidation Agreement”) with the entity discussed in the prior paragraph whereby the Company will acquire the entity’s interests in the area of the Tocantinzinho Properties in exchange for 13,150,000 shares of the Company. The acquisition is subject to confirmation of certain title matters from the DNPM, regulatory approval and certain other conditions. If the acquisition is completed, it will consolidate the entity’s mineral interests with the Company’s and extend the mineral land holdings of the Company in the area. The Title Consolidation Agreement will result in the entity owning approximately 19.9% of the issued shares of the Company. The entity does not currently own beneficially, directly or indirectly, any shares of the Company.

        In July 2006 the Company entered into agreements to acquire the exploration licenses for a total of 18,436 hectares for the Sucuri and Crepori Properties in Pará State, located near the Tocantinzinho Properties. Exploration efforts began on the Sucuri Property in July 2006 and are planned to commence on the Crepori Property in the third quarter of fiscal 2007.

        During fiscal 2005 and 2006, the Company performed exploration activities at the Mamoal Property, including a regional soil auger sampling program, core drilling and a grid soil geochemical survey. The results of the above testing were not encouraging, and the Company ceased exploration of this project in the second quarter of fiscal 2007. An impairment reserve of $906,535 was recorded at January 31, 2006, representing the entire capitalized costs of the Mamoal Property at that date. Additional costs incurred during the two quarters ended July 31, 2006 totaling $17,748 were written off as of July 31, 2006.

        At the Company’s Batalha property a detailed geological survey was followed by an auger geochemical survey. Based on the results of exploration activities conducted during fiscal 2006 and 2007, the Company decided to terminate the Batalha lease and the capitalized costs totaling $70,089 were written off in the second quarter of fiscal 2007.

        The Company’s revenues during the first quarters of fiscal 2007 and 2006 were comprised of interest income and gains on sales of equipment. The Company has not received any revenues from mining operations since inception.

        General and administrative expenses totaled approximately $2,566,000 during the first two quarters of fiscal 2007 as compared to approximately $3,262,000 during the first two quarters of fiscal 2006, representing a decrease of approximately $696,000 or 21%. The decrease in general and administrative expenses from the first two quarters of fiscal 2006 as compared to the first two quarters of fiscal 2007 was primarily related to the decrease in stock compensation expense. Included in general and administrative expenses during the first two quarters of fiscal 2007 and 2006 were approximately $1,504,000 and $2,249,000, respectively, of stock compensation expense recorded using the fair value method. The Company’s common stock options vest over a period of 18 months, with 25% of the fair value of the common stock options vested upon the date of issuance and 12.5% of the value of the common stock options vesting each quarter thereafter. In the first two quarters of fiscal 2006, the Company issued 3,500,000 common stock options as compared to the 250,000 common stock options issued in the first two quarters of fiscal 2007. Additionally, most options issued in fiscal 2005 became fully vested in fiscal 2006, further reducing the stock compensation expense recorded in fiscal 2007.

        General and administrative expenses totaled approximately $1,265,000 for the quarter ended July 31, 2006 as compared to a total of approximately $1,947,000 for the quarter ended July 31, 2005, a decrease of $682,000 or 35%. This decrease is primarily due to the decrease of $645,354 in stock compensation expense from $1,383,186 for the quarter ended July 31, 2005 to $737,832 for the quarter ended July 31, 2006, as discussed in the preceding paragraph.

        The Company experienced an increase in professional expenses of approximately $124,000 from the two quarters ended July 31, 2005 to the two quarters ended July 31, 2006. This increase in professional fees relates to the Company’s efforts to resolve the inconsistencies in its title position on the Tocantinzinho Properties.

        The Company anticipates that general and administrative expenses during the remaining two quarters of fiscal 2007 will increase from the level experienced in the first two quarters of fiscal 2007 as the Company incurs additional consulting, professional and exploration expenditures related to the Brazilian Properties.

Financial Condition; Liquidity and Capital Resources.

        As of July 31, 2006, the Company had working capital of $6,231,586 as compared to working capital of $8,610,778 at January 31, 2006. At July 31, 2006, the Company had current assets of $6,538,414, including $6,498,892 in cash and $39,522 in accounts receivable and prepaid expenses compared to total current liabilities of $306,828.

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

        During August 2005 the Company closed a private placement of 5,000,000 units at $1.90 per unit for gross proceeds of $9,500,000. The Company paid a brokerage commission on the placement of $475,000. Each unit consisted of one common share and one half of one share purchase warrant. Each whole warrant entitled the holder to purchase one additional share of the Company at $3.80 for a period of one year. All of the 2,500,000 share purchase warrants are expired in August 2006.

        All financings described herein were private placements and were made pursuant to the private placement laws of Canada and pursuant to the exemptions provided by Section 4(2) and Regulation S under the United States Securities Act of 1933.

        The Company has no properties that have proven to be commercially developable and has no significant revenues from mining operations. The rights and interests in the Tocantinzinho, Sucuri and Crepori Properties in Brazil constitute the Company’s current mineral holdings. The Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct additional exploration activities on new prospects. The Company intends to seek additional equity financing during fiscal 2007, including the potential exercise of outstanding options. The inability of the Company to raise further equity financing will adversely affect the Company’s business plan, including its ability to acquire additional properties and perform exploration activities on existing properties. If additional equity is not available, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company’s limited and speculative asset base of exploration properties and prospects.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       As the Company has no debt and no market risk sensitive instruments, the Company believes that the market and interest risk is minimal.

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

There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	1A. RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company’s Annual General Meeting of Shareholders was held July 31, 2006. The nominees elected as directors at such meeting and the number of shares voted for, against or withholding authority for each director are listed below:

	Shares
Director/ Nominee	In Favor	Against	Withheld	Abstain
D. Harry Dobson	25,183,046	-	18,155	-
Patrick L. Glazier	25,183,046	-	18,155	-
Brian C. Irwin	25,182,904	-	18,297	-
Mark E. Jones, III	25,181,546	-	19,655	-
Daniel B. Leonard	25,183,046	-	18,155	-
Leendert G. Krol	25,182,904	-	18,297	-
Roger H. Mitchell	24,705,296	-	495,905	-
Roger D. Morton	24,705,154	-	496,047	-

The following is a brief description of each other matter submitted to vote at such meeting and the number of shares voted for, against or withholding authority:

	Shares
Description of matter	In Favor	Against	Withheld	Abstain
1. To fix the number of directors at eight.	25,196,130	5,071	-	-
2. To appoint Morgan & Co. as auditor.	25,197,631	-	3,570	-
3. To authorize the directors to fix the renumeration to be paid to the auditors.	25,195,988	5,213	-	-
4. To approve amendments to the Company's Stock Option Plan.	13,412,789	2,286,015	-	9,502,397
5. To transact such other business as may properly come before the meeting.	22,685,958	2,515,242	-	1

Item 5.	OTHER INFORMATION.

        Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

See Index of Exhibits.

(b)	Reports on Form 8-K.

None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2006	BRAZAURO RESOURCES CORPORATION (Registrant) By: /s/ Mark E. Jones, III MARK E. JONES, III Chairman (and principal financial officer)

Index to Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, Memorandum and Articles of Texas Star Resources Corporation (the "Company") dated March 12, 1986.(a)
3.1.1	Amendment to Certificate of Incorporation and Memorandum.(b)
3.1.2	Certificate of Change of Name dated October 30, 1996.
3.1.3	Amendment to the Company's Memorandum, effective November 27, 2001.(h)
10.6	Agreement dated July 28, 1992, between the Company and certain royalty holders (as set forth therein).(a)
10.7	Stock Purchase Agreement dated July 29, 1992, by and among the Company, DEI, James M. Cairns, Jr., Gandy Baugh and Stewart Jackson (such individuals being collectively referred to as the "DEI Shareholders"), and the Amendment thereto dated January 13, 1993.(a)
10.11	Prospecting Permit and Option to Lease dated November 4, 1992, between DEI and various interest holders.(a)
10.12	Agreement dated December 22, 1992, between the Company and certain royalty interest holders.(a)
10.16	Royalty Interest Agreement dated January 13, 1993, by and between the Company and the DEI Shareholders relating to the properties of the Company and DEI in Arkansas.(a)
10.30	2003 Stock Option Plan, amended as at July 28, 2005 and July 31, 2006.(l)
10.40	Mining Lease between the Company and certain royalty interest holders dated November 4, 1996.(c)
10.42	Amendment No. 1 to Mining Lease between the Company and certain royalty interest holders dated November 1997.(d)
10.43	Mining Lease between the Company and ABJ Hammett Estate/ Trust dated September 11, 1997. (d)
10.47	Mining Lease Agreement and Lease Modification and Escrow Agreement dated December 16, 1999.(e)
10.48	Letter Agreement dated October 26, 2000 between the Company and McGeorge Contracting Co.(f)
10.49	Stripping Agreement dated October 31, 2000 between the Company and McGeorge Contracting Co.(f)
10.50	Lease Confirmation Agreement dated effective March 16, 2000.(g)
10.51	Mining Lease between the Company and ABJ Hammett Estate/ Trust dated November 15, 2000.(g)
10.52	Trust Deed for Debentures dated February 16, 2001 between the Company and Montreal Trust Company of Canada.(g)
10.53	Pledge Agreement for Shares of Star U.S., Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001.(g)
10.54	Pledge Agreement for Shares of Diamond Operations, Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001.(g)
10.55	Second Supplemental Indenture between the Company and Computershare Trust Company of Canada dated February 11, 2003.(i)
10.56	Option Agreement, Tocantinzinho Project - Brazil dated July 31, 2003.(j)
22	Subsidiaries of the Registrant.(k)
31.1	Certification of Chairman pursuant to Exchange Act Rules 13a-14.(k)
32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(k)

__________________________________

(a)	Filed as an exhibit to Registration Statement on Form 10 as filed on June 23, 1993.
(b)	Filed as an exhibit to Form 8 Amendment No. 1 to Form 10 as filed on October 4, 1993.
(c)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1997 as filed on May 13, 1997.
(d)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1998 as filed on April 29, 1998.
(e)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2000 as filed on April 28, 2000.
(f)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2000 as filed on December 13, 2000.
(g)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2001 as filed on April 27, 2001.
(h)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2001 as filed on December 13, 2001.
(i)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended April 30, 2003 as filed on June 16, 2003.
(j)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended July 31, 2003 as filed on September 15, 2003.
(k)	Filed Form 10-K for the fiscal year ended January 31, 2006 as filed on May 16, 2006. herewith.
(l)	Filed herewith.