Form 10-Q
period 2006-10-31
BRAZAURO RESOURCES CORP
filed 2006-12-15
CIK 908177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer                       Accelerated filer                       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes          No

Shares of Registrant’s Common Stock outstanding as of December 8, 2006:   53,212,145

BRAZAURO RESOURCES CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Page

PART I. Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets - January 31, 2006
and October 31, 2006 (Unaudited)	1

Interim Consolidated Statements of Operations - Three and Nine Months Ended
October 31, 2006 and 2005 (Unaudited)	2

Interim Consolidated Statements of Shareholders’ Equity
- January 31, 2005, January 31, 2006 and October 31, 2006 (Unaudited)	3

Interim Consolidated Statements of Cash Flows - Three and Nine Months
Ended October 31, 2006 and 2005 (Unaudited)	4

Notes to Interim Consolidated Financial Statements (Unaudited) -
October 31, 2006 and 2005	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

Part II.	Other Information.

Item 1.	Legal Proceedings.	18

Item 1A.	Risk Factors	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K.	18

Signatures	19

i

Brazauro Resources Corporation

Consolidated Balance Sheets (Unaudited)

	October 31, 2006	January 31, 2006

	(In Canadian Dollars)

Assets
Current assets:
Cash and cash equivalents	$5,586,521	$8,955,186
Accounts receivable	6,100	9,563
Prepaid expenses	77,603	—

Total current assets	5,670,224	8,964,749

Property and equipment, at cost:
Mineral properties and deferred
expenditures (Note 2)	6,431,915	4,492,503
Equipment and other	86,240	74,030
Accumulated depreciation	(52,741)	(39,534)

Total property and equipment, at cost	6,465,414	4,526,999

Other assets	6,624	6,747

Total assets	$12,142,262	$13,498,495

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$233,608	$234,732
Asset retirement obligations	107,404	119,239

Total current liabilities	341,012	353,971

Contingencies (Note 4)
Shareholders’ equity:
Common share capital, no par value:
Authorized shares - unlimited
Issued and outstanding shares - 53,212,145
(52,931,645 at January 31, 2006) (Note 3)	53,715,855	53,432,703
Contributed surplus	7,657,553	5,505,767
Deficit	(49,572,158)	(45,793,946)

Total shareholders’ equity	11,801,250	13,144,524

Total liabilities and shareholders’ equity	$12,142,262	$13,498,495

See accompanying notes.

Brazauro Resources Corporation

Consolidated Statements of Operations (Unaudited)

(In Canadian Dollars)

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005

	(In Canadian Dollars)

Revenues:
Interest income	$64,240	$69,350	$216,597	$94,446
Loss (gain) on sale of equipment	(3,745)	—	(3,745)	1,202

	60,495	69,350	212,852	95,648
Expenses:
General and administrative (Note 5)	1,181,295	2,150,313	3,747,715	5,412,506
Finance charges	—	9,236	19,084	21,508
Write-down of mineral properties (Note 2)	—	—	87,837	—
Foreign exchange translation losses	45,971	151,863	136,428	175,506

	1,227,266	2,311,412	3,991,064	5,609,520

Loss before provision for income taxes	(1,166,771)	(2,242,062)	(3,778,212)	(5,513,872)

Provision for income taxes	—	—	—	—

Net loss for the period	$(1,166,771)	$(2,242,062)	$(3,778,212)	$(5,513,872)

Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.07)	$(0.12)

Weighted-average common shares outstanding	53,152,634	52,354,089	53,012,271	47,825,050
See accompanying notes

Brazauro Resources Corporation

Consolidated Statements of Shareholders’ Equity (Unaudited)

(In Canadian Dollars)

	Common Shares		Contributed		Total Stockholders’
	Number	Amount	Surplus	Deficit	Equity

Balance at January 31, 2005	44,869,716	$41,536,205	$2,131,304	$(37,534,471)	$6,133,038
Issued for cash, net of share issue
cost	5,000,000	8,983,538	—	—	8,983,538
Issued for property acquisition	200,000	400,000	—	—	400,000
Issued on exercise of warrants	113,000	118,650	—	—	118,650
Stock-based compensation	—	—	4,481,631	—	4,481,631
Issued on exercise of stock
options	2,748,929	2,394,310	(1,107,168)	—	1,287,142
Net loss for the year	—	—	—	(8,259,475)	(8,259,475)

Balance at January 31, 2006	52,931,645	53,432,703	5,505,767	(45,793,946)	13,144,524
Issued for property acquisition	200,000	220,000	—	—	220,000
Stock-based compensation	—	—	2,181,238	—	2,181,238
Issued on exercise of stock
options	80,500	63,152	(29,452)	—	33,700
Net loss for the period	—	—	—	(3,778,212)	(3,778,212)

Balance at October 31, 2006	53,212,145	$53,715,855	$7,657,553	$(49,572,158)	$11,801,250

See accompanying notes.

Brazauro Resources Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005

	(In Canadian Dollars)

Operating activities
Net loss for the period	$(1,166,771)	$(2,242,062)	$(3,778,212)	$(5,513,872)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	7,672	6,032	22,309	14,132
Loss (gain) on sale of equipment	3,745	—	3,745	(1,202)
Stock based compensation	676,748	1,168,258	2,181,238	3,417,192
Write-down of mineral properties	—	—	87,837	—

Changes in noncash operating working
capital:
Accounts receivable	3,859	56,290	3,314	(2,492)
Accounts receivable from a related party	—	(847)	—	54,755
Prepaid expenses	(48,431)	—	(77,948)	—
Accounts payable and accrued liabilities	18,606	(81,473)	8,425	(4,677)

Net cash used in operating activities	(504,572)	(1,093,802)	(1,549,292)	(2,036,164)

Investing activities
Mineral property acquisition and
exploration	(428,606)	(620,105)	(1,823,065)	(1,724,742)
Equipment and other	(8,921)	(1,981)	(25,055)	(42,729)

Net cash used in investing activities	(437,527)	(622,086)	(1,848,120)	(1,767,471)

Financing activities
Proceeds from issuances of common
shares	31,500	9,026,111	33,700	10,389,330
Proceeds from subscriptions received	—	(6,866,600)	—	—
Proceeds from sale of equipment	—	—	—	1,202

Net cash provided by financing activities	31,500	2,159,511	33,700	10,390,532
Effect of exchange rate changes on cash	(1,772)	(7,097)	(4,953)	(8,335)

(Decrease) increase in cash and cash
equivalents	(912,371)	436,526	(3,368,665)	6,578,562
Cash and cash equivalents, beginning of
period	6,498,892	9,699,250	8,955,186	3,557,214

Cash and cash equivalents, end of period	$5,586,521	$10,135,776	$5,586,521	$10,135,776

See accompanying notes See Note 8 for supplemental cash flow disclosure and non-cash investing and financing activities.

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)

(In Canadian dollars)

October 31, 2006 and 2005

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

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 2006 are not necessarily indicative of the results that may be expected for the entire year ending January 31, 2007.

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

Certain amounts in the financial statements for the quarter ended October 31, 2005 have been reclassified to conform to the presentation as of October 31, 2006.

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

October 31, 2006 and 2005

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

As of October 31, 2006, the total commitment remaining under the option agreement is the final payment due in July 2008 of $150,000 (U.S.) and 700,000 common shares of the Company.

Additionally, the option agreement requires the Company to assume all existing obligations of the optionors to certain Brazilian residents in respect of the mineral rights to the Tocantinzinho Properties (the “Underlying Agreements”) totaling $1,600,000 (U.S.) over a four-year period. At October 31, 2006, the remaining payment commitments under the Underlying Agreements total $1,205,000 (U.S.) in fiscal year 2008. The Company made payments totaling $35,000 (U.S.), $80,000 (U.S.), $120,000 (U.S.) and $160,000 (U.S.) in respect of the Underlying Agreements during fiscal 2004, 2005, 2006 and 2007, respectively. During fiscal 2005 the Company completed the requirement under the option agreement to expend a total of $300,000 (U.S.) and met the requirement to expend $1,000,000 (U.S.) on exploration. The Company has met its commitments under the option agreement at October 31, 2006, and the option agreement is cancelable by the Company without further obligations.

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

During fiscal year 2006, the Company became aware that BrazMin Corp. also had applied for exploration licenses to areas of the Tocantinzinho Properties, including large parts of the Extension Area and the areas of the mineralized zone discovered by the Company. In response, the Company undertook an extensive review of its title position.

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)

(In Canadian dollars)

October 31, 2006 and 2005

2. Mineral Properties and Deferred Expenditures (continued)

At the end of fiscal 2006, as a result of a title review by the Company, it came to the Company’s attention that a long dormant application for a mining license that covered the Extension Area had never been processed by the Departamento Nacional de Produção Mineral (“DNPM”) and was still valid. According to advice from Brazilian counsel, the dormant application carried paramount title to the Extension Area. The Company, through its subsidiary, Jaguar Resources do Brasil Ltda., reached an agreement (“the Extension Area Agreement”) with the holder of such application to acquire its rights to obtain a mining license over the Extension Area, subject to receipt of confirmation from the DNPM of the granting of the mining license. To date, the Company has made a payment of $150,000 (U.S.) to the holder of the application.

In September 2006, the Company entered into an agreement (“the Title Consolidation Agreement”) with BrazMin Corp. whereby the Company will acquire BrazMin Corp.‘s interests in the area of the Tocantinzinho Properties in exchange for 13,150,000 shares of the Company. The acquisition is subject to confirmation of certain title matters from the DNPM, regulatory approval and certain other conditions. The Title Consolidation Agreement will result in BrazMin Corp. owning approximately 19.9% of the issued shares of the Company. BrazMin Corp. does not currently own beneficially, directly or indirectly, any shares of the Company.

In connection with the Title Consolidation Agreement, the Company and BrazMin Corp. have agreed to enter into a Voting Trust and Placement Rights Agreement (the “Voting Agreement”) at the time of the closing of the transaction pursuant to which the Company will have the right to direct the voting of the shares to be issued to BrazMin Corp. except in certain conditions, including but not limited to a merger, amalgamation or a sale of all or substantially all of the Company’s assets. Further, the Company will have the right to find purchasers for the shares if BrazMin Corp. wishes to sell. The Voting Agreement will terminate on the earliest of: (i) the day following the second shareholders meeting after the Voting Agreement is entered into, (ii) eighteen months after the Voting Agreement is entered into, and (iii) the date on which the shares held by the entity and its affiliates represent in the aggregate less than 10% of the then outstanding shares.

In December 2006, the Company was informed by the DNPM that the application to which the Extension Area Agreement relates had been confirmed as the paramount title. Under this agreement, a payment of $850,000 (U.S.) is due upon DNPM approval of the assignment of the application from the holder of the application to Jaguar Resources do Brasil Ltda. Additionally, under the agreement two payments of $1,000,000 each will be made to the holder of the application on the one and two-year anniversary of the assignment of the mining license to the Company. Confirmation by the DNPM of the ownership of this license to the other party to the Extension Area Agreement satisfies the requirement for confirmation of certain title matters by the DNPM under the Title Consolidation Agreement.

Under a separate option agreement, the Company holds exploration permits for an additional 16,052 hectares adjacent to the western border of the above Tocantinzinho Properties. The Company has agreed to make payments totaling $300,000 (U.S.) over a period of approximately four years to an individual as a finder’s fee related to this 16,000 hectare property. As of October 31, 2006, the remaining commitment under this agreement is $150,000 (U.S.). This additional property is not subject to the option agreement and therefore is not subject to the royalty. The Company received an exploration license from the Brazilian regulatory authority with respect to the additional 16,052 hectares in fiscal year 2005.

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

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)

(In Canadian dollars)

October 31, 2006 and 2005

2. Mineral Properties and Deferred Expenditures (continued)

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

Sucuri Property

In July 2006 the Company entered into an option agreement under which it may acquire the exploration license to the 5,400 hectare Sucuri Property, located in Pará State, approximately 390 kilometers from the city of Itaituba, the city nearest to the Company’s Tocantinzinho Properties. The Company has an option to earn 100% of the Sucuri Property by payment of a total of $1,000,000 (Brazilian Reals) over three years. At the exchange rate in effect as of December 7, 2006, the total payments are approximately $470,000 (U.S.). The Company may terminate the option agreement at any time without further obligation. There are no production royalties in the option agreement. In addition to the optioned property, the Company has applied for an exploration license with the DNPM on an additional 4,861 hectares immediately south of the optioned property.

Crepori Property

In July 2006 the Company entered into an option agreement under which it may acquire the exploration license to the 8,175 hectare Crepori Property, located in Pará State, approximately 220 kilometers from Itaituba. The Company has an option to earn 100% of the Crepori Property, with no residual production royalty obligations, by payment of a total of $800,000 (Brazilian reals) over three years. At the exchange rate in effect as of December 7, 2006, the total payments are approximately $370,000 (U.S.). The Company may terminate the option agreement at any time without further obligation.

Circulo Property

In the third quarter of fiscal 2007, the Company applied for exploration licenses with the DNPM for a total of approximately 38,096 hectares in Pará State located approximately 190 kilometers southwest of the city of Itaituba.

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)

(In Canadian dollars)

October 31, 2006 and 2005

2. Mineral Properties and Deferred Expenditures (continued)

Mineral properties and deferred expenditures were as follows:

	Balance at January 31 2006	Additions	Impaired Write-Offs	Balance at October 31, 2006
Brazilian Properties
Tocantinzinho Properties:
Acquisition costs	$ 1,720,296	$ 822,560	$ -	$ 2,542,856
Exploration costs:
Drilling	1,038,257	472,587	-	1,510,844
Field expenses	1,175,031	287,671	-	1,462,702
Geological	341,939	97,830	-	439,769
Assay	196,451	44,018	-	240,469
Total exploration costs	2,751,678	902,106	-	3,653,784
Total Tocantinzinho Properties	4,471,974	1,724,666	-	6,196,640

Mamoal Property:
Acquisition costs	-	-	-	-
Exploration costs:
Field expenses	-	13,448	(13,448)	-
Geological	-	62	(62)	-
Assay	-	4,238	(4,238)	-
Total exploration costs	-	17,748	(17,748)	-
Total Mamoal Property	-	17,748	(17,748)	-

Batalha Property
Acquisition costs	20,529	10,751	(31,280)	-
Exploration costs (Field costs)	-	38,809	(38,809)	-
	20,529	49,560	(70,089)	-
Sucuri Property
Acquisition costs	-	25,951	-	25,951
Exploration costs:
Drilling	-	17,282	-	17,282
Field expenses	-	172,501	-	172,501
Geological	-	1,981	-	1,981
Assay	-	8,934	-	8,934
Total exploration costs	-	200,698	-	200,698
	-	226,649	-	226,649

Crepori Property
Acquisition costs	-	7,742	-	7,742
Exploration costs (Field costs)	-	-	-	-
	-	7,742	-	7,742
Circulo Property
Acquisition costs	-	884	-	884
Exploration costs (Field costs)	-	-	-	-
	-	884	-	884
Total acquisition costs	1,740,825	867,888	(31,280)	2,577,433
Total exploration costs	2,751,678	1,159,361	(56,557)	3,854,482
Total costs	$ 4,492,503	$ 2,027,249	$ (87,837)	$ 6,431,915

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)

(In Canadian dollars)

October 31, 2006 and 2005

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

In the first three quarters of fiscal 2006, employees, directors and consultants of the Company exercised a total of 2,748,929 common share options at prices ranging from $0.10 to $1.30, and the Company received exercise proceeds of $1,280,269. In the first three quarters of fiscal 2007, consultants exercised a total of 80,500 common share options at prices from $0.40 to $0.42 and received exercise proceeds of $33,700.

In the first quarter of fiscal 2007, the Company granted incentive stock options to an officer of the Company for the purchase of 250,000 common shares at an exercise price of $1.36 per share through April 1, 2011. As of October 31, 2006, the Company had a total of 8,124,143 common stock options outstanding at prices ranging from $0.18 to $2.00.

4. Contingencies

Except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

On May 15, 1998, a legal action styled James Cairns and Stewart Jackson vs. Texas Star Resources Corporation d/b/a Diamond Star, Inc. was filed in the 215th Judicial District Court of Harris County, Texas, Cause No. 9822760 wherein the Plaintiffs allege, among other things, that the Company breached contractual agreements and committed fraud by not timely releasing or causing to be released from an escrow account required by Canadian law certain shares of the Company to which Plaintiffs allege that they were entitled to receive in calendar 1995 and, as a result of the Company’s alleged actions with respect to the release of such shares, the Plaintiffs sought monetary damages for losses in share value, attorney’s fees, court costs, expenses, interest and exemplary damages. In 1999, the litigation against the Company in Houston, Harris County, Texas, was dismissed by the court with prejudice, leaving only the claims of James M. Cairns, Jr. pending in British Columbia, which is generally described below. The legal action in Texas is similar to one filed against the Company in the Supreme Court of British Columbia, Canada, in August 1996 styled Cause No. C96493; James M. Cairns, Jr. vs. Texas Star Resources Corporation. In January 1993, the Plaintiffs were issued common stock of the Company in escrow which shares were to be released based on exploration expenditures by the Company on certain of its properties in Arkansas. The escrow requirements were imposed by the Vancouver Stock Exchange. Plaintiffs requested that all of the shares be released in 1995. At that time the Company believed that the release of said shares when requested by the Plaintiffs was inappropriate due to legal requirements and regulatory concerns. The shares were subsequently released to the Plaintiffs. The Company intends to vigorously defend the allegations of the Plaintiffs in the pending litigation in British Columbia and in Texas (if the case is appealed or refiled) and believes it has meritorious defenses to such claims. No proceedings in

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)

(In Canadian Dollars)

October 31, 2006 and 2005

4. Contingencies (continued)

the action in British Columbia have been taken by the Plaintiff since March 30, 2000. However, the Company cannot provide any assurances that it will be successful, in whole or in part, with respect to its defense of the claims of the Plaintiffs. If the Company is not successful, any judgment obtained by Plaintiffs could have a material and adverse effect on its financial condition.

5. General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Consulting fees	$ 156,844	$ 419,961	$ 397,738	$ 639,769
Depreciation expense	7,672	6,032	22,309	14,132
Entertainment	11,471	37,948	32,499	74,795
Insurance	8,815	5,828	15,192	26,828
Office expenses	34,249	43,093	109,600	151,884
Professional fees	79,685	48,464	332,072	176,892
Rent	9,413	10,522	31,378	27,164
Repairs and maintenance	1,260	4,983	6,503	11,719
Salary	799,703	1,497,260	2,584,160	4,005,444
Shareholder relations	30,697	25,818	69,348	132,898
Travel	41,486	50,404	146,916	150,981
Total	$ 1,181,295	$ 2,150,313	$ 3,747,715	$ 5,412,506

6. Stock Based Compensation

Stock-based compensation related to options granted to employees and non-employees increased the following expenses in the consolidated financial statements of the Company in the three and nine months ended October 31, 2006 and 2005:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Consulting	$ 63,639	$ 123,373	$ 190,917	$ 214,616
Salaries	613,109	1,044,885	1,990,321	3,202,576
	$ 676,748	$ 1,168,258	$ 2,181,238	$ 3,417,192

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)

(In Canadian Dollars)

October 31, 2006 and 2005

6. Stock Based Compensation (continued)

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

The significant differences in the consolidated statements of loss relative to US GAAP were:

	Nine months ended October 31
	2006	2005
Net loss in accordance with Canadian GAAP	$(3,778,212)	$(5,513,872)
Deduct:
Deferred exploration expenditures capitalized during the period	(1,102,804)	(1,351,448)
Net loss in accordance with United States GAAP	$(4,881,016)	$(6,865,320)

Basic and diluted net loss per share (United States GAAP)	$(0.09)	$(0.14)

Weighted average shares outstanding (United States GAAP)	53,012,271	47,825,050

Brazauro Resources Corporation

Notes to Interim Consolidated Financial Statements (Unaudited)

(In Canadian Dollars)

October 31, 2006 and 2005

7.   Differences Between Canadian and United States Generally Accepted Accounting Principles (“GAAP”) (continued)

The significant differences in the consolidated balance sheet relative to US GAAP were:

	October 31,	January 31,
	2006	2006

Shareholders’ equity – Canadian GAAP	$11,801,250	$13,144,524
Mineral properties and deferred exploration expenditures	(3,854,482)	(2,751,678)

Shareholders’ equity – United States GAAP	$7,946,768	$10,392,846

Mineral properties and deferred exploration expenditures – Canadian GAAP	$6,431,915	$4,492,503
Mineral properties and deferred exploration expenditures expensed per United States GAAP	(3,854,482)	(2,751,678)
Acquisition costs of mineral properties – United States GAAP	$2,577,433	$1,740,825

The significant differences in the consolidated statement of cash flows relative to US GAAP were:

	Nine months ended October 31,
	2006	2005
Net cash used in operations
Canadian GAAP	$ (1,549,292)	$ (2,036,164)
Mineral properties and deferred exploration expenditures	(1,175,177)	(1,500,659)
US GAAP	(2,724,469)	(3,536,823)

Net cash used in investing activities
Canadian GAAP	(1,848,120)	(1,767,471)
Mineral properties and deferred exploration expenditures	1,175,177	1,500,659
US GAAP	(672,943)	(266,812)

Net cash provided by financing activities
Canadian GAAP and U.S. GAAP	33,700	10,390,532

8. Supplemental Cash Flow and Non-Cash Investing and Financing Disclosure

Nine months ended October 31,
	2006	2005
Supplemental cash flow disclosure:
Interest paid in cash	$ -	$ -
Income taxes paid	-	-

Non-cash investing activities:
Shares issued for mineral properties	$ 220,000	$ 400,000

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under “Part I - Item 1. Financial Information,” “Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II - Item 1. Legal Proceedings” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success (or lack thereof) with respect to the Company’s exploration and development operations on its properties; the Company’s ability to raise capital and the terms thereof; the acquisition of additional mineral properties; changes in business strategy or development plans; exploration and other property writedowns; the continuity, experience and quality of the Company’s management; changes in or failure to comply with government regulations or the lack of government authorization to continue certain projects; the outcome of litigation matters, and other factors referenced from time to time in the Company’s filings with the Securities and Exchange Commission. The use in this Form 10-Q of such words as “believes”, “plans”, “anticipates”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of any of its exploration properties.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - For the Three and Nine Month Periods Ended October 31, 2006 and 2005

All dollar amounts referred to herein are in Canadian Dollars unless otherwise stated. As of December 8, 2006 the exchange rate is $1.00 (Canadian) = $0.8696 (U.S.).

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

The Company has had no significant revenues from mining operations. None of its Properties have proven to be commercially developable to date and as a result the Company has not generated any revenue from these activities. The Company’s existing Properties are gold prospects in Brazil, as discussed in Note 2, which have been acquired since fiscal 2004. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off. The net capitalized cost of each mineral property is periodically compared to management’s estimation of the net realizable value and a write-down is recorded if the net realizable value is less than the cumulative net capitalized costs.

The Company’s mineral properties and deferred expenditures increased to $6,431,915 at October 31, 2006 from $4,492,503 at January 31, 2006 as a result of net acquisition costs totaling $1,102,804 and net exploration costs totaling $836,608 related to the activities on the Company’s Brazilian Properties as further described in Note 2. The increases were primarily due to the acquisition and exploration efforts of the Company related to its Tocantinzinho and Sucuri Properties.

The Company completed a diamond drill program consisting of twenty holes (approximately 4000 meters) at the Tocantinzinho Properties during fiscal 2005 in which 19 of 20 holes encountered mineralization. The Company completed a follow-up fourteen-hole Phase II drilling program at the Tocantinzinho Properties in fiscal

2006. In the second quarter of fiscal 2007, the Company completed the Phase III diamond drilling campaign, consisting of twelve core holes for a total of 3,022 meters, at the Tocantinzinho Properties. Drill results to date indicate an extended strike length of mineralization of greater than 650 meters in length and confirm the earlier reported intercepts of continuous lower grade mineralization with several zones of high grade from 26.82 to 374.40 grams of gold per ton over widths of 2.5 to 0.85 meters. In December 2006, the Company received a NI 43-101 qualified estimate of the gold resource at the Tocantinzinho Properties. Detailed results of the above testing at the Tocantinzinho Properties, including resource estimates, maps of the ground magnetic results and mineralization found by the core drilling program, are located at the Company’s website, www.brazauroresources.com.

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

        During fiscal year 2006, the Company became aware that BrazMin Corp. also had applied for exploration licenses to areas of the Tocantinzinho Properties, including large parts of the Extension Area and the areas of the mineralized zone discovered by the Company. In response, the Company undertook an extensive review of its title position.

        At the end of fiscal 2006, as a result of a title review by the Company, it came to the Company’s attention that a long dormant application for a mining license that covered the Extension Area had never been processed by the Departamento Nacional de Produção Mineral (“DNPM”) and was still valid. According to advice from Brazilian counsel, the dormant application carried paramount title to the Extension Area. The Company, through its subsidiary, Jaguar Resources do Brasil Ltda., reached an agreement (“the Extension Area Agreement”) with the holder of such application to acquire its rights to obtain a mining license over the Extension Area, subject to receipt of confirmation from the DNPM of the granting of the mining license. To date, the Company has made a payment of $150,000 (U.S.) to the holder of the application.

        In September 2006, the Company entered into an agreement (“the Title Consolidation Agreement”) with BrazMin Corp. whereby the Company will acquire BrazMin Corp’s interests in the area of the Tocantinzinho Properties in exchange for 13,150,000 shares of the Company. The acquisition is subject to confirmation of certain title matters from the DNPM, regulatory approval and certain other conditions. The Title Consolidation Agreement will result in BrazMin Corp. owning approximately 19.9% of the issued shares of the Company. BrazMin Corp. does not currently own beneficially, directly or indirectly, any shares of the Company.

        In connection with the Title Consolidation Agreement, the Company and BrazMin Corp. have agreed to enter into a Voting Trust and Placement Rights Agreement (the “Voting Agreement”) at the time of the closing of the transaction pursuant to which the Company will have the right to direct the voting of the shares to be issued to BrazMin Corp. except in certain conditions, including but not limited to a merger, amalgamation or a sale of all or substantially all of the Company’s assets. Further, the Company will have the right to find purchasers for the shares if BrazMin Corp. wishes to sell. The Voting Agreement will terminate on the earliest of: (i) the day following the second shareholders meeting after the Voting Agreement is entered into, (ii) eighteen months after the Voting Agreement is entered into, and (iii) the date on which the shares held by the entity and its affiliates represent in the aggregate less than 10% of the then outstanding shares.

        In December 2006, the Company was informed by the DNPM that the application to which the Extension Area Agreement relates had been confirmed as the paramount title. Under this agreement, a payment of $850,000 (U.S.) is due upon DNPM approval of the assignment of the application from the holder of the application to Jaguar Resources do Brasil Ltda. Additionally, under the agreement two payments of $1,000,000 each will be made to the holder of the application on the one and two-year anniversary of the assignment of the mining license to the Company. Confirmation by the DNPM of the ownership of this license to the other party to the Extension Area Agreement satisfies the requirement for confirmation of certain title matters by the DNPM under the Title Consolidation Agreement.

In July 2006 the Company entered into agreements to acquire the exploration licenses for a total of 18,436 hectares for the Sucuri and Crepori Properties in Pará State, located near the Tocantinzinho Properties. Exploration efforts began on the Sucuri Property in July 2006 and are planned to commence on the Crepori Property in the fourth quarter of fiscal 2007.

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

General and administrative expenses totaled approximately $3,748,000 during the first three quarters of fiscal 2007 as compared to approximately $5,413,000 during the first three quarters of fiscal 2006, representing a decrease of approximately $1,665,000 or 31%. The decrease in general and administrative expenses from the first three quarters of fiscal 2006 as compared to the first three quarters of fiscal 2007 was primarily related to the decrease in stock compensation expense. Included in general and administrative expenses during the first three quarters of fiscal 2007 and 2006 were approximately $2,181,000 and $3,417,000, respectively, of stock compensation expense recorded using the fair value method. The Company’s common stock options vest over a period of 18 months, with 25% of the fair value of the common stock options vested upon the date of issuance and 12.5% of the value of the common stock options vesting each quarter thereafter. In the first three quarters of fiscal 2006, the Company issued 4,100,000 common stock options as compared to the 250,000 common stock options issued in the first three quarters of fiscal 2007. Additionally, most options issued in fiscal 2005 became fully vested in fiscal 2006, further reducing the stock compensation expense recorded in fiscal 2007.

General and administrative expenses totaled approximately $1,181,000 for the quarter ended October 31, 2006 as compared to a total of approximately $2,150,000 for the quarter ended October 31, 2005, a decrease of $969,000 or 45%. This decrease is primarily due to the decrease of approximately $492,000 in stock compensation expense from $1,168,000 for the quarter ended October 31, 2005 to $677,000 for the quarter ended October 31, 2006, as discussed in the preceding paragraph. Additionally, salaries expense for the three months ended October 31, 2005 included bonuses granted to directors totaling approximately $273,000.

The Company experienced an increase in professional expenses of approximately $155,000 from the three quarters ended October 31, 2005 to the three quarters ended October 31, 2006. This increase in professional fees relates to the Company’s efforts to resolve the inconsistencies in its title position on the Tocantinzinho Properties.

The Company anticipates that general and administrative expenses during the remaining quarter of fiscal 2007 will remain consistent with the level experienced in the first three quarters of fiscal 2007.

Financial Condition; Liquidity and Capital Resources.

As of October 31, 2006, the Company had working capital of $5,329,212 as compared to working capital of $8,610,778 at January 31, 2006. At October 31, 2006, the Company had current assets of $5,670,224, including $5,586,521 in cash and $83,703 in accounts receivable and prepaid expenses compared to total current liabilities of $341,012. The Company has sufficient working capital for the next 12 months.

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

During the nine months ended October 31, 2005, employees, directors and consultants of the Company exercised a total of 2,748,929 common share options at prices ranging from $0.10 to $1.30, and the Company received exercise proceeds of $1,287,126. In the first three quarters of fiscal 2007, consultants exercised a total of 80,500 common share options at prices from $0.40 to $0.42 and received exercise proceeds of $33,700.

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

The Company has no properties that have proven to be commercially developable and has no significant revenues from mining operations. The rights and interests in the properties in Brazil constitute the Company’s current mineral holdings. The Company cannot estimate with any degree of certainty either the time or the amount of funds that will be required to acquire and conduct additional exploration activities on new prospects. The Company currently intends to seek additional equity financing during fiscal 2008, including the potential exercise of outstanding options. The inability of the Company to raise further equity financing will adversely affect the Company’s business plan, including its ability to acquire additional properties and perform exploration activities on existing properties. If additional equity is not available, or not available on terms favorable to the Company, the Company may seek additional debt financing or seek exploration partners to assist in funding acquisition or exploration efforts. Historically, the Company has been able to successfully raise capital as required for its business needs; however, no assurances are made by the Company that it can continue to raise debt or equity capital for a number of reasons including its history of losses and property writedowns, the decline in the price of its common stock, the number of shares outstanding and the Company’s limited and speculative asset base of exploration properties and prospects.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company has no debt and no market risk sensitive instruments, the Company believes that the market and interest risk is minimal.

Item 4.	CONTROLS AND PROCEDURES.

(a)    Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. The Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and he concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

(b)   Changes in internal controls.

There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other information

Item 1.    LEGAL PROCEEDINGS.

Except as described in “Part I - Item 1 - Financial Information - Note 4 of Notes to Interim Consolidated Financial Statements (Unaudited)” which description is incorporated in its entirety by this reference into this part, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Item 5.    OTHER INFORMATION.

Not applicable.

Item 6.    EXHIBITS.

(a)	Exhibits.

See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAZAURO RESOURCES CORPORATION (Registrant)

Dated: December 15, 2006	By: /s/ Mark E. Jones, III __________________________________ MARK E. JONES, III Chairman (and principal financial officer)

Index to Exhibits

Exhibit

Number	Description

3.1	Certificate of Incorporation, Memorandum and Articles of Texas Star Resources Corporation (the “Company”) dated March 12, 1986. (a)
3.1.1	Amendment to Certificate of Incorporation and Memorandum. (b)
3.1.2	Certificate of Change of Name dated October 30, 1996.
3.1.3	Amendment to the Company’s Memorandum, effective November 27, 2001. (h)
10.6	Agreement dated July 28, 1992, between the Company and certain royalty holders (as set forth therein). (a)
10.7

Stock Purchase Agreement dated July 29, 1992, by and among the Company, DEI, James M. Cairns, Jr., Gandy Baugh and Stewart Jackson (such individuals being collectively referred to as the “DEI Shareholders”), and the Amendment thereto dated January 13, 1993. (a)

10.11	Prospecting Permit and Option to Lease dated November 4, 1992, between DEI and various interest holders. (a)
10.12	Agreement dated December 22, 1992, between the Company and certain royalty interest holders. (a)
10.16	Royalty Interest Agreement dated January 13, 1993, by and between the Company and the DEI Shareholders relating to the properties of the Company and DEI in Arkansas. (a)
10.30	2003 Stock Option Plan, amended as at July 28, 2005 and July 31, 2006. (l)
10.40	Mining Lease between the Company and certain royalty interest holders dated November 4, 1996. (c)
10.42	Amendment No. 1 to Mining Lease between the Company and certain royalty interest holders dated November 1997. (d)
10.43	Mining Lease between the Company and ABJ Hammett Estate/ Trust dated September 11, 1997. (d)
10.47	Mining Lease Agreement and Lease Modification and Escrow Agreement dated December 16, 1999. (e)
10.48	Letter Agreement dated October 26, 2000 between the Company and McGeorge Contracting Co. (f)
10.49	Stripping Agreement dated October 31, 2000 between the Company and McGeorge Contracting Co. (f)
10.50	Lease Confirmation Agreement dated effective March 16, 2000. (g)
10.51	Mining Lease between the Company and ABJ Hammett Estate/ Trust dated November 15, 2000. (g)
10.52	Trust Deed for Debentures dated February 16, 2001 between the Company and Montreal Trust Company of Canada. (g)
10.53	Pledge Agreement for Shares of Star U.S., Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001. (g)
10.54	Pledge Agreement for Shares of Diamond Operations, Inc. between the Company and Montreal Trust Company of Canada dated February 16, 2001. (g)
10.55	Second Supplemental Indenture between the Company and Computershare Trust Company of Canada dated February 11, 2003. (i)
10.56	Option Agreement, Tocantinzinho Project – Brazil dated July 31, 2003. (j)
10.57	Letter Agreement between Brazmin Corp. and the Company dated September 12, 2006. (m)
22	Subsidiaries of the Registrant. (k)
31.1	Certification of Chairman pursuant to Exchange Act Rules 13a-14. (l)
32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (l)

_________________

(a)	Filed as an exhibit to Registration Statement on Form 10 as filed on June 23, 1993.
(b)	Filed as an exhibit to Form 8 Amendment No. 1 to Form 10 as filed on October 4, 1993.
(c)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1997 as filed on May 13, 1997.
(d)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 1998 as filed on April 29, 1998.
(e)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2000 as filed on April 28, 2000.
(f)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2000 as filed on December 13, 2000.
(g)	Filed as an exhibit to Form 10-K for the fiscal year ended January 31, 2001 as filed on April 27, 2001.
(h)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended October 31, 2001 as filed on December 13, 2001.
(i)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended April 30, 2003 as filed on June 16, 2003.
(j)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended July 31, 2003 as filed on September 15, 2003.
(k)	Filed Form 10-K for the fiscal year ended January 31, 2006 as filed on May 16, 2006.
(l)	Filed as an exhibit to Form 10-Q for the fiscal quarter ended July 31, 2003 as filed on September 19, 2006.
(m)	Filed herewith.